Form 10QSB
period 1996-03-31
PARACELSIAN INC /DE/
filed 1996-05-15
CIK 882362

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________




Commission File No. 0-19844


                             PARACELSIAN, INC.
(Exact name of small business issuer as specified in its charter)


Delaware		                             16-1399565
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)



222 Langmuir Laboratories, Cornell Technology Park,
Ithaca, New York						14850
(Address of principal executive offices) 	               Zip Code



Issuer's telephone number:  (607) 257-4224

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X____      No ____



There were 10,132,215 shares of Common Stock and 2,042,870 Redeemable Common Stock Purchase Warrants outstanding at April 26, 1996.

Paracelsian, Inc.and Subsidiary

Index



PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements


Consolidated Balance Sheets as of March 31, 1996 (Unaudited) and September 30, 1995 (Audited).

Consolidated Statements of Operations for the three months and six months ended March 31, 1996 and 1995 and the period from inception (April 15, 1991) to March 31, 1996 (Unaudited).

Consolidated Statements of Stockholders' Equity for the period from inception (April 15, 1991) to March 31, 1996 (Unaudited).

Consolidated Statements of Cash Flows for the six months ended March 31, 1996 and 1995 and the period from inception (April 15, 1991) to March 31, 1996 (Unaudited).

Notes to Consolidated Financial Statements (Unaudited).


Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations.



PART II - OTHER INFORMATION

Other Information


Signatures

Exhibit 27 Financial Data Schedule

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets


                                              March 31,         September 30,
                                                1996              1995


Assets                                        (Unaudited)      (Audited)

Current Assets:
Cash and cash equivalents                       $1,834,124      $1,416,022
Accounts receivable                             6,174           3,141
Other current assets                            214,996         143,014
                                                -------------   -------------
Total current assets                            2,055,294       1,562,177
                                                -------------   -------------
Equipment, net                                  453,004         456,555
                                                -------------   -------------
Other Assets:
TCM extracts on-hand                            760,884         778,014
Licensing agreement, net                        615,501         678,446
Patents and trademarks, net                     217,019         209,169
Purchase Price of Nutrition Advocate,
and other assets                                380,846         0
                                                -------------   -------------
                                                1,974,250       1,665,629
                                                -------------   -------------
                                                $4,482,548      $3,684,361
                                                =============   =============
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                $85,500         $539,084
Due to related party                            137,261         137,261
Accrued expenses                                82,561          65,328
                                                ------------    -------------
Total current liabilities                       305,322         741,673
                                                ------------    -------------
Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value;
1,000,000 shares authorized;
Series A-10,700 shares September 1995           0               107
Series B-10,000 shares September 1995           0               100
Series C-5,000 shares September 1995            0               50
Common stock, $.01 par value;
20,000,000 shares authorized;
10,132,215 shares March 1996
and 4,901,584 September 1995                    101,322         49,016
Additional paid-in capital                      15,881,729      11,742,899
Deficit accumulated during
the development stage                           (10,465,965)    (8,848,484)
Treasury stock, at cost;
265,478 shares at March 31, 1996                (1,339,860)     0
                                                -------------    -------------
Total stockholders' equity                      4,177,226       2,942,688
                                                -------------   -------------
                                                $4,482,548      $3,684,361
                                                =============   =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
For the three months and six months ended March 31, 1996 and 1995,
And the period from inception to March  31, 1996
(Unaudited)
                                                                                          Cumulative
                                                                                          Period from
                                    Three Months Ended        Six Months Ended            Inception to
                                       March 31,                 March 31,                March 31,

                                   1996       1995           1996          1995           1996

Sales:
Marketing rights                  $0           $249,995       $0            $249,995      $249,995
Products                          12,963       15,861         20,306        34,640        155,708
Subscription revenues             3,487        0              3,636         0             3,636
                                  ------------ ------------   ------------  ------------  ------------
                                  16,450       265,856        23,942        284,635       409,339

Cost of products sold             6,717        13,573         10,538        18,285        95,023

                                  ------------ ------------   ------------  ------------  ------------
Gross profit                      9,733        252,283        13,404        266,350       314,316

                                  ------------ ------------   ------------  ------------  ------------
Operating expenses:
Research and product engineering  323,022      66,579         566,864       133,389       4,461,827
Research concerning Indian herbs  0            0              0             0             375,000
Newsletter expenses               180,087      0              197,726       0             197,726
General and administrative        570,668      409,401        904,578       602,165       4,288,741
Officer stock compensation        0            1,228,275      0             1,228,275     1,228,275
                                  ------------ ------------   ------------  ------------  ------------
                                  1,073,777    1,704,255      1,669,168     1,963,829     10,551,569
                                  ------------ ------------   ------------  ------------  ------------
Loss from operations during
the development stage             (1,064,044)  (1,451,972)    (1,655,764)   (1,697,479)   (10,237,253)

Interest income, net              1,785        (125)          39,283        295           271,288


Net loss during the               ------------ ------------   ------------  ------------  ------------
development stage                 $(1,062,259) $(1,452,097)   $(1,616,481)  $(1,697,184)  $(9,965,965)
                                  ============ ============   ============  ============  ============
Net loss per common and
common equivalent share           $(0.13)      $(0.37)        $(0.20)       $(0.48)
                                  ============ ============   ============  ============

Weighted average common and common
equivalent shares outstanding     8,188,655    3,958,137      8,188,655     3,507,485
                                  ============ ============   ============  ============

The accompanying notes to consolidated financial statements are an integral part of these statements.


Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the period from Inception to March 31, 1996
                                                                                       Deficit
                                                                                      Accumulated
                                                                          Additional  During the
                                   Preferred Stock       Common Stock      Paid-In    Development   Treasury
                                  Shares     Amount    Shares     Amount   Capital      Stage         Stock        Total
                                  --------   ------   ---------- -------- ----------- ------------  ------------  ------------

Issuance of Common Stock
April - July 1991                                     806,250    $8,063                                           $8,063

Issuance of Common Stock
for licensing,technology,
consulting services July,1991                         333,850    3,338                                            3,338

Private placement of Common Stock
August,September 1991, net of costs                   267,288    2,673    369,017                                 371,690

Net loss (April 15, 1991 to
September 30, 1991)                                                                   (133,469)                   (133,469)
                                  --------   ------   ---------- -------- ----------- ------------- ------------  ----------
BALANCE, September,1991           0          0        1,407,388  14,074   369,017     (133,469)                   249,622

Redemption of Common Stock
November 1991                                         (245,000)  (2,450)                                          (2,450)

Initial Public Offering
February 1992, net of costs                           1,150,000  11,500   5,103,451                               5,114,951

Issuance of Warrants,
February 1992                                                             1,000                                   1,000

Net loss September,1992                                                               (1,221,943)                 (1,221,943)
                                  --------   ------   ---------- -------- ----------- ------------- ------------  ------------
BALANCE, September,1992           0          0        2,312,388  23,124   5,473,468   (1,355,412)                 4,141,180

Warrant dividend,September 1993                                           436,898     (500,000)                   (63,102)

Net loss September,1993                                                               (2,022,614)                 (2,022,614)
                                  --------   ------   ---------- -------- ----------- ------------- ------------  ------------
BALANCE, September,1993           0          0        2,312,388  23,124   5,910,366   (3,878,026)                 2,055,464

Net loss September,1994                                                               (1,940,262)                 (1,940,262)
                                  --------   ------   ---------- -------- ----------- ------------- ------------  ------------
BALANCE, September,1994           0          0        2,312,388  23,124   5,910,366   (5,818,288)                 115,202

Issuance of Common Stock for
acquisition of Pacific
Liaisons October,1994                                 1,116,666  11,167   1,632,833                               1,644,000

Exercise of Warrants                                  221,200    2,212    716,644                                 718,856

Common Stock purchase by Officer
January,1995                                          705,000    7,050    1,311,075                               1,318,125

Issuance of Common Stock
for services rendered
January 1995                                          33,330     333      21,167                                  21,500
April 1995                                            200,000    2,000    373,000                                 375,000

Issuance of Common Stock for
conversion of liabilities,June,1995                   13,000     130      48,849                                  48,979

Issuance of Common Stock,August 1995                  300,000    3,000    749,625                                 752,625

Issuance of Preferred Stock
September,1995
Series A, net of costs            10,700     107                          361,018                                 361,125
Series B, net of costs            10,000     100                          399,900                                 400,000
Series C, net of costs            5,000      50                           218,422                                 218,472

Net loss September,1995                                                               (3,031,196)                 (3,031,196)
                                  --------   ------   ---------- -------- ----------- ------------- ------------  ------------
BALANCE, September,1995           25,700     257      4,901,584  49,016   11,742,899  (8,849,484)                 2,942,688

(Unaudited)
Issuance of Preferred Stock
Series B, net of costs            76,651     767                          3,999,233                               4,000,000

Exercise of Warrants                                  47,818     478      154,931                                 155,409

Purchase of Treasury Stock
November,1995                                         (265,478)  (2,655)                            (1,339,860)   (1,342,515)

Conversion of Preferred
Stock                             (102,351)  (1,024)  5,420,791  54,208   (53,184)                                0

Issuance of Common Stock
for services rendered,
January, 1996                                         2,500     25        9,975                                   10,000

Issuance of Common Stock for
conversion of liabilities,
February, 1996                                        25,000    250       27,875                                  28,125

Net loss (six months ended
March 31, 1996)                                                                       (1,616,481)                 (1,616,481)

BALANCE,March,1996                0          $0       10,132,215 $101,322 $15,881,729 $(10,465,965) $(1,339,860)  $4,177,226
                                  ========   ======   ========== ======== =========== ============= ============  ============


Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the six months ended March 31, 1996 and 1995
And the Period From Inception to March 31, 1996
(Unaudited)

                                                                Six  Months Ended                  Inception to
                                                                March 31,      March 31,           March 31,
                                                                1996           1995                1996
                                                                ------------   ------------        --------------

Cash flows from operating activities:

Net loss                                                        $(1,616,481)   $(1,697,184)         $(1,616,481)

Adjustments to reconcile net loss to net cash
(used in)provided by operating activities:

Non-cash compensation expense                                   0              1,228,275           1,228,275
Other non-cash expenses                                         0              0                   375,000
Depreciation and amortization                                   176,524        138,487             679,310

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                      (3,033)        (9,337)             926
(Increase) decrease in other current assets                     (71,982)       (13,294)            (192,676)
Decrease in TCM extracts on-hand                                17,130         0                   57,130
(Decrease)Increase in accounts payable                          (453,582)      (18,270)            (373,992)
Increase in due to related party                                0              223,819             137,261
Increase in accrued expenses                                    55,358         163,660             120,686
                                                                ------------   ------------        --------------
Net cash (used in)provided by operating activities              (1,896,066)    16,156              (7,186,061)
                                                                ------------   ------------        --------------

Cash flows from investing activities:
Purchase of investments                                         0              0                   (6,719,089)
Redemption of investments                                       0              0                   6,719,089
Purchase of equipment                                           (38,775)       0                   (699,722)
Proceeds from sale of equipment                                 0              20,000              20,000
Acquisition of patents,trademarks and assets acquired           (459,951)      (98,773)            (695,297)
                                                                ------------   ------------        --------------
Net cash used in investing activities                           (498,726)      (78,773)            (1,375,019)
                                                                ------------   ------------        --------------

Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs     0              0                   5,124,014
Sale of common and preferred stock, net of costs                4,000,000      17,905              6,101,462
Proceeds from the exercise of warrants                          155,409        0                   666,295
Purchase of treasury stock                                      (1,342,515)    0                   (1,342,515)
Cost of warrant dividend                                        0              0                   (63,102)
Proceeds from short term borrowing,net                          0              11,000              0
Payments on equipment contract                                  0              0                   (90,950)
                                                                ------------   ------------        --------------
Net cash provided by financing activities                       2,812,894      28,905              10,395,204
                                                                ------------   ------------        --------------

Net increase (decrease) in cash and cash equivalents            418,102        (33,712)            1,834,124

Cash and cash equivalents, beginning of period                  1,416,022      49,629              0
                                                                ------------   ------------        --------------

Cash and cash equivalents, end of period                        $1,834,124     $15,917             $1,834,124
                                                                ============   ============        ==============

Supplemental disclosure:
Cash paid during the period for interest                        $7,019         $0                  $14,944
                                                                ============   ============        ==============

Supplemental disclosure of non-cash investing and financing
activities:
Fair value of assets acquired, net of cash acquired             $0             $1,746,000          $1,746,000
Less - liabilities assumed                                      0              52,000              52,000
Less - issuance of common stock                                 0              1,644,000           1,644,000
                                                                ------------   -------------       --------------
Net cash paid                                                   $0             $50,000             $50,000
                                                                ============   ==============      ==============
Warrant dividend                                                $0             $0                  $500,000
Issuance of common stock to reduce short-term liabilities       $38,125        $248,000            $316,574
Purchase of equipment                                           $0             $0                  $90,950
Issuance of common stock - licensing,technology rights          $0             $0                  $3,338
                                                                ============   ============        ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.


Paracelsian, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH  31, 1996 and 1995





1.       MANAGEMENT REPRESENTATION:

The condensed consolidated financial statements included herein have been prepared by Paracelsian, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for Paracelsian, Inc. and its consolidated subsidiary. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995.

2.	 ORGANIZATION, BUSINESS, AND RISK FACTORS:

Organization and Business

The Company is a biotechnology company that markets and develops products from technology related to the detection of signals from the exterior of a cell to its nucleus (signal transduction). These signals result in the activation or suppression of specific genes and culminate in cell division.

Cell division is the one of the basic steps in biology necessary for normal growth of tissues to support life. The Company's technology enables researchers to observe signal transduction and measure the effects of chemicals contained in synthetic and natural compounds, such as herbal extracts, on cell division. In the course of these observations, the Company can distinguish the effects of such chemicals on targeted cells, thereby screening compounds to identify those with promising therapeutic effects. (This proprietary technology, including the components, methods, procedures and know-how employed in this screening process, is referred to herein as the "Screening Technology".)

In October 1994, Pacific Liaisons, a partnership engaged in identifying and acquiring biologically active drugs, natural products and foods from Eastern Asia, merged with a wholly-owned subsidiary of the Company and the Company now maintains a large library of natural medicinal extracts. These extracts are being processed with the p34 screening assay. The Company also has access to the informational database related to the medicinal extracts, which contains, among other things, a history of the usage of each extract (see Note 5).

Development Stage Company and Risk Factors

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." Since inception, the Company has been primarily engaged in research, product engineering and raising capital.

The Company, as a development stage enterprise, has yet to generate significant revenues and has no assurance of substantial future revenues. Even if marketing efforts are successful, it may take several years before significant revenues are realized. The Company is subject to a number of risks that may affect its ability to become an operating enterprise or impact its ability to remain in existence, including risks related to successful development and marketing of its products, patent protection of proprietary technology, competition from substitute products (including technologies that may not yet have been developed), dependence on key employees and the need to obtain additional funds that may not be available to it.

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $1,062,000 for the six months ended March 31, 1996 and has working capital of approximately $1,750,000 at that date. The Company continues to expend funds on product research and development and general and administrative expenses and has not generated significant revenues.

3.	 SIGNIFICANT ACCOUNTING POLICIES:

Inventories

Inventories are included in other current assets and are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories were as follows at March 31 and September 30:

                                  March 31,       September 30,
                                   1996               1995
                                  -----------     -------------

               Raw materials       $ 60,037        $ 49,755
               Finished Goods         2,500           2,500
                                  -----------     -------------
                                   $ 62,537        $  52,255
                                  ===========     =============


Net Loss Per Share

Net loss per share was computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83 (using the treasury stock method).

Management's Use of Estimates and Judgement

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilites and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


4.	 PRIVATE PLACEMENT OF EQUITY SECURITIES:

In the period August through November 1995, the Company sold convertible preferred and common stock through various private placements. The Company sold 300,000 shares of common stock at $2.76 per share, 10,700 shares of its Series A preferred stock at $37.50 per share, 86,651 shares of its Series B preferred stock at an average price of $63.47 per share and 5,000 shares of its Series C preferred stock at $50.00 per share. The net proceeds from these issuances are and will continue to be used primarily to provide working capital and fund future research and development.

Through February 1, 1996, all of the holders of the preferred shares had converted such shares into common stock. The Company has issued 5,420,791 common shares to such holders in connection with such conversion and no preferred shares remain outstanding.

5.	 ACQUISITIONS:

During November 1995, the Company, through its wholly-owned subsidiary, purchased substantially all of the assets related to the Nutrition Advocate, a newsletter promoting disease prevention through nutrition, from Advocacy Communications, Inc. The purchase price for the acquired assets is $350,000, which has been paid as of March 31, 1996. The purchase agreement provides for contingent payments to be made to the China-Cornell Project, a non-profit organization, based upon revenues to be generated by this subsidiary.

During October 1994, a wholly-owned subsidiary of the Company acquired Pacific Liaisons for approximately $1.6 million in common stock. The acquisition has been accounted for using the purchase method and the accompanying statement of operations includes the results of operations of Pacific Liaisons from October 25, 1994. The allocation of the purchase price reflected in the accompanying balance sheet as of March 31, 1996 is based on an independent appraisal of certain assets acquired which include traditional Chinese medicine ("TCM") extracts and a licensing agreement. The TCM extracts can be sold outright or utilized in various research and development applications using the Company's screening technology. The value of the TCM extracts at March 31, 1996 represents approximately 2,800 herbal extracts on hand. It is the Company's intention to sell/license the extracts to established pharmaceutical and biotechnology companies. Through the licensing agreement with the Institute of Nutrition and Food Hygiene, an institute within the Chinese Academy of Preventive Medicine, the Company has the exclusive right to acquire up to 5,000 to 10,000 extracts. The licensing agreement is being amortized over a period of five years.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred on October 1, 1994 after giving effect to certain adjustments, including related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what could have occurred had the acquisition been made at the beginning of fiscal 1995 or of results which may occur in the future. Furthermore, no effect has been given in the pro forma information for operating and synergistic benefits that are expected to be realized through the combination of the entities because precise estimates of such benefits can not be quantified.

                                    Six Months
                                  Ended March 31,
                                     1995
                                   (Unaudited)


         Net sales                $      284,635
                                 =================


         Net loss                 $   (1,737,509)
                                  ================

         Net loss per common and
         common equivalent share  $        (.50)
                                  ================


6.      CONTINGENCY:

During 1993, an action was commenced against the Company, a Vice President, and a shareholder and former employee of the Company. The complaint seeks monetary damages and alleges that in 1990, prior to the Company's incorporation, certain individuals became partners with the individual defendants in a venture formed to commercialize products which the Company had originally intended to develop. By decision dated September 14, 1994, the court dismissed certain of the plaintiffs' claims against the Company while permitting claims alleging unfair competition, seeking an accounting and seeking an injunction to proceed. Management believes the action is without merit, intends to continue to vigorously oppose the allegations and is appealing the court's ruling to the extent that it did not dismiss the entire complaint. Plaintiffs have filed a cross-appeal as to the portion of the action dismissed by the court. Management also believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's financial position or results of operations.

7.  SUBSEQUENT EVENTS:

On April 9, 1996 the Company signed an option to acquire East West Herbs Ltd. of Kingham, England. East West Herbs Ltd. is believed to be a market leader in the marketing and distribution of TCM in the UK and throughout Europe. Under terms of the option, the Company has the right to acquire all of the outstanding shares of East West Herbs for $780,000 cash and $2,400,000 of shares of the Company. Consideration for the option was made in the form of an option fee of $20,000 and a working capital loan of $340,000. The loan will be used for inventory purchases, continuing research and development including the clinical trial of two herbal products for cancer patients in conjunction with the Imperial Cancer Fund, and corporate working capital.

The alliance with East West Herbs Ltd. will provide a conduit for the Company's products targeted for sales under the Dietary Supplement Health Education Act.

On April 1, 1996 the Company signed an exclusive licensing agreement with Calbiochem-Novabiochem International to license technology for utilizing the cdk 1 Assay as a research tool. The Company will receive an initial license fee and an accelerating step royalty that increases to ten percent on net sales in excess of $1 million. The Company expects that this revenue stream will be most pronounced in the final quarter of fiscal year 1996, of which there can be no assurance.

8. Recently Issued Accounting Pronouncements:

In March 1995, Statement of Financial Accounting Standards No.121 (SFAS No.121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. The adoption of SFAS No. 121 is not expected to have a material effect on the consolidated financial statements of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

          Three Months Ended March 31, 1996 as compared to the
              Three Months Ended March 31, 1995

During the second quarter of the fiscal year ending September 30, 1996 the Company generated revenues of $16,000. These revenues consist of sales of the Company's ELISA(trademark) kits and subscription income from the Nutrition Advocate recognized on a deferred basis over the term of the subscription. This is a 94% decrease from the second quarter of fiscal 1995 when revenues of $250,000 were received from the sale of the licensing of the Ah-IMMUNOASSAY (trademark) technology to Dow Chemical and kits sales were $15,800.

The Company's continuing strategy is to develop its products to a point where its value can be clearly established and then license marketing and other rights to third parties. To this end, the Company completes sufficient product development so that prospective licensees can more readily recognize the value of completing the product's development and its ultimate commercialization.

It is the Company's experience that a product's value to a prospective licensee varies significantly depending on the remaining product development risk perceived by the prospect. The Company, therefore, tailors its development plans for each product based on the interest of prospective licensees and the critical risk factors perceived. The Company also adjusts its plans as conditions change during the course of development. As novel technologies become better understood by the Company, perceived risks are frequently reduced. Similarly, as the Company introduces novel technologies and approaches, significant effort is expended to verify the scientific basis and document the findings.

Since the Company's inception (April 15, 1991) through March 31, 1996, it has invested $4,462,000 in product research, development and engineering. The amount expended in the second quarter, $323,000, as compared to $66,600 in the second quarter of fiscal 1995 represents an increase of 385%. This increase was attributable to $67,000 of additional, non-cash, costs associated with the amortization of the assets acquired in the merger with Pacific Liaisons,$28,000 of expenses associated with the clinical trial of PN355, increased wages of $60,000, and $35,000 of additional research supplies. During the second quarter of fiscal 1995 research and development expenses were reduced by a grant of $60,000 for study related to the Ah-IMMUNOASSAY(trademark).

The Company intends to incur product research, development and engineering expenses at a slightly higher amount than expenditures in the second quarter of fiscal 1996. A significant amount of this effort will be directed at the Company's cooperative research and development agreement ("CRADA") with the National Cancer Institute and the National Institute of Child Health and Human Development at the National Institutes of Health. The proposed terms of the CRADA are included in a letter of intent signed by the parties in December 1995. Under the proposed terms, the parties have agreed to share certain, extensive proprietary data, methods and models for use in evaluating the efficacy of certain of the Company's compounds against HIV and certain cancers. The
Company expects to reach a definitive CRADA during the third quarter of fiscal 1996, of which there can be no assurance.

During the second quarter of fiscal 1996 the expenses associated with the newsletter increased over the first quarter of fiscal 1996 as it prepared to launch its publication. The majority of these expenses were incurred in connection with the development of the newsletter and related materials and marketing costs associated with the launch scheduled for May 1996. The Company believes that a significant leadership position in the publication of consumer information concerning disease prevention through nutrition and alternative health care will compliment the promising therapeutic effects of herbal extracts used in TCM and the Company's drug discovery efforts.

General and administrative expenses totaled $4,289,000 during the period from inception to March 31, 1996. Of this amount $571,000 was incurred in the second quarter of fiscal 1996 and $409,000 in the second quarter of fiscal 1995, an increase of 39%. These expenses relate to the administration of the research, development and product engineering activities and support services including raising capital, arranging for facilities, hiring employees, market analysis and the development and administration of the Company's business and marketing plans. The increase over the prior year period is attributable to $75,000 of higher professional fees including legal fees and investor relations, $35,000 of higher staff and related expenses resulting from general increases in these costs and the addition of two administrative personnel. The Company expects general and administrative expenses to grow slightly over expenditures incurred in the first and second quarter of fiscal 1996 in the remainder of fiscal 1996.


The Company has incurred net losses of $9,966,000 as a development stage company from inception to March 31, 1996, of which $1,062,000 was incurred in the second quarter of fiscal 1996 and $1,452,000 was incurred in second quarter of fiscal 1995. The net loss per share of common stock amounted to $.13 and $.37 for each of the quarters, respectively. The Company anticipates that losses may continue throughout fiscal 1996, increasing slightly from the amount in the second quarter of fiscal 1996 for the reasons described above.

Liquidity and Capital Resources

At March 31, 1996, the Company had cash and cash equivalents of $1,834,000 as compared to $1,416,000 at September 30, 1995. The increase is due to the proceeds of private sales of equity securities subsequent to September 30, 1995 as more fully described below.

During the period between August and November 1995, the Company sold shares of Common Stock and Series A, B and C 8%, Convertible Preferred Stock in private transactions generating net proceeds of approximately $5,732,000. Through February 1, 1996, all of the outstanding convertible preferred stock had been converted into common stock. Proceeds from these financings have been, and will continue to be used to: (1) continue and expand the current product development, research and engineering and necessary support; and (2) make strategic acquisitions of assets including businesses with products and approaches complimentary with the Company's technology. During November 1995, the Company repurchased 265,478 shares of its common stock on the open market for an aggregate cost of $1,343,000. The Company has no further plans to make any additional purchases of its shares.

In October 1994, the Company acquired Pacific Liaisons for approximately $1,644,000 in common stock, which has been accounted for as using the purchase method of accounting. See Note 5 of Notes to the Financial Statements.

The Company expects to incur additional research and development and product engineering expenses, including personnel costs and costs related to preclinical testing and clinical trials. The Company intends to seek additional funding sources of capital and liquidity through collaborative agreements, and through the exercise by the holders of outstanding warrants to purchase common stock.
In addition, the Company is presently evaluating various financing alternatives including public and private sources of debt and equity. The Company believes that it will be successful in these endeavors; however, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional financing is not available, the Company anticipates that its available cash and existing sources of funding will be adequate to satisfy its capital requirements through mid-1996. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of such programs and its acquisition plans.

PART II. 	OTHER INFORMATION

Item 6(a).	 Exhibits

		None.


Item 6(b).	 Reports on Form 8-K.

		None.

All other items required in Part II have been previously filed or are not applicable for the quarter ended March 31, 1996.




SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PARACELSIAN, INC.



Date: April 26, 1996
BY:	/s/ Keith A. Rhodes
Chairman of the Board,
President and Chief Executive Officer