Form 10QSB
period 1996-06-30
PARACELSIAN INC /DE/
filed 1996-08-14
CIK 882362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________


Commission File No. 0-19844


                             PARACELSIAN, INC.
(Exact name of small business issuer as specified in its charter)


     Delaware                             16-1399565
(State or other jurisdiction of         (I.R.S.Employer
incorporation or organization)          Identification No.)


222 Langmuir Laboratories, Cornell Technology Park,
 Ithaca, New York                                      14850
(Address of principal executive offices)                Zip Code



Issuer's telephone number:  (607) 257-4224




Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  _     No ____




There were 11,053,415 shares of Common Stock and 2,042,870 Redeemable Common Stock Purchase Warrants outstanding at August 6, 1996.

                         Paracelsian, Inc.
                         and Subsidiary

                              Index




PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


Consolidated Balance Sheets as of June 30, 1996 (Unaudited) and
September 30, 1995 (Audited).

Consolidated Statements of Operations for the three months and nine months ended June 30, 1996 and 1995 and the period from inception (April 15, 1991) to June 30, 1996 (Unaudited).

Consolidated Statements of Stockholders' Equity for the period from inception (April 15, 1991) to June 30, 1996 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended June 30, 1996 and 1995 and the period from inception (April 15, 1991) to June 30, 1996 (Unaudited).

Notes to Consolidated Financial Statements (Unaudited).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION

Other Information

Signatures


Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

                                                                 June 30,       September 30,         1996           1995

                                                               (Unaudited)    (Audited)
Assets
Current Assets:
Cash and cash equivalents                                       $2,637,535     $1,416,022
Accounts receivable                                                  4,124          3,141
Other current assets                                               247,102        143,014
Total current assets                                             2,888,761      1,562,177

Equipment, net                                                     441,804       456,555

Other Assets:
TCM extracts on-hand                                               661,314       778,014
Licensing agreement, net                                           633,401       678,446
Patents and trademarks, net                                        220,038       209,169
Investment in ParaComm                                             350,000           -
Purchase option and loan to EastWest Herbs                         422,016           -
                                                                 2,286,769     1,665,629
                                                                 ---------    ----------
                                                                $5,617,334    $3,684,361
                                                                ==========    ==========
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                  $161,897      $539,084
Due to related party                                               119,929       137,261
Accrued expenses                                                   162,584        65,328
                                                                  ---------      --------
     Total current liabilities                                     444,410       741,673

Commitments and Contingencies

Stockholders' Equity:
Preferred stock,$.01 par value;1,000,000 shares authorized;
Series A - 10,700 shares outstanding at September 1995                -              107
Series B - 10,000 shares outstanding at September 1995                -              100
Series C - 5,000 shares outstanding at September 1995                 -               50
Common stock, $.01 par value; 20,000,000 shares
authorized; 10,865,549 shares outstanding June 1996
and 4,901,584 September 1995                                       108,655        49,016
Additional paid-in capital                                      17,882,392    11,742,899
Deficit accumulated during development stage                   (11,478,263)  (8,849,484)
Treasury stock, at cost;
265,478 shares at June 30, 1996                                 (1,339,860)         -
          Total stockholders' equity                             5,172,924     2,942,688
                                                               ___________   _ __________
                                                                $5,617,334    $3,684,361
                                                               ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
For the three months and nine months ended June 30, 1996 and 1995,
And the period from inception to June 30, 1996
(Unaudited)
                                                                                                    Cumulative
                                                                                                    Period from
                                          Three Months Ended           Nine Months Ended            Inception to
                                               June 30,                      June 30,                 June 30,
                                           1996          1995          1996            1995           1996

Sales:
Marketing rights                       $     -        $    -         $      -       $   249,995   $     249,995
Products                                     -            9,659           20,306         44,299         155,708
Subscription income                          9,563         -              13,199           -             13,199
                                       -----------    ---------      -----------     ----------    ------------
                                             9,563        9,659           33,505        294,294         418,902


Cost of products sold                        -            4,603           10,538         22,888          95,023
                                       -----------    ---------      -----------    -----------    -------------
Gross profit                                 9,563        5,056           22,967        271,406         323,879
                                       -----------    ---------      -----------    -----------    -------------
Operating expenses:
Research and product engineering           409,437       90,204          976,302        223,593       4,871,265
Research concerning Indian herbs             -             -                -              -            375,000
Newsletter expenses                        213,805         -             411,531          -             411,531
General and administrative                 422,863      321,466        1,327,441        923,631       4,711,604
Officer stock compensation                   -             -                -         1,228,275       1,228,275
                                       -----------    ---------      ------------   -----------    ------------
                                         1,046,105      411,670        2,715,274      2,375,499      11,597,675
Loss from operations during            -----------    ---------      -----------    -----------    ------------
development stage                       (1,036,542)    (406,614)      (2,692,307)    (2,104,093)    (11,273,796)

Interest income,net                         24,244        4,660           63,528          4,955         295,533
                                       -----------    ---------      -----------    -----------    -------------

Net loss during the development stage  $(1,012,298)   $(401,954)     $(2,628,779)   $(2,099,138)   $(10,978,263)
                                       ============   ==========     ============   =============  =============
Net loss per common and
common equivalent share                  $(0.10)         $(0.10)          $(0.34)        $(0.56)
                                         =======         =======          =======

Weighted average common and common
equivalent shares outstanding           10,148,511    4,221,351        7,802,257      3,761,334
                                        ==========    =========        =========      =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Statements of Stockholders' Equity
For the period from Inception to June 30, 1996
                                                                                      Deficit
                                                                                      Accumulated
                                                                          Additional  During the
                                   Preferred Stock       Common Stock      Paid-In    Development   Treasury
                                  Shares     Amount    Shares     Amount   Capital      Stage         Stock        Total
                                  --------   ------   ---------- -------- ----------- ------------  ------------  ------------

Issuance of Common Stock
April - July 1991                                     806,250    $8,063                                           $8,063

Issuance of Common Stock
for licensing,technology,
consulting services July,1991                         333,850    3,338                                            3,338

Private placement of Common Stock
August,September 1991, net of costs                   267,288    2,673    369,017                                 371,690

Net loss (April 15, 1991 to
September 30, 1991)                                                                   (133,469)                   (133,469)
                                  --------   ------   ---------- -------- ----------- ------------- ------------  ----------
BALANCE, September,1991           0          0        1,407,388  14,074   369,017     (133,469)                   249,622

Redemption of Common Stock
November 1991                                         (245,000)  (2,450)                                          (2,450)

Initial Public Offering
February 1992, net of costs                           1,150,000  11,500   5,103,451                               5,114,951

Issuance of Warrants,
February 1992                                                             1,000                                   1,000

Net loss September,1992                                                               (1,221,943)                 (1,221,943)
                                  --------   ------   ---------- -------- ----------- ------------- ------------  ------------
BALANCE, September,1992           0          0        2,312,388  23,124   5,473,468   (1,355,412)                 4,141,180

Warrant dividend,September 1993                                           436,898     (500,000)                   (63,102)

Net loss September,1993                                                               (2,022,614)                 (2,022,614)
                                  --------   ------   ---------- -------- ----------- ------------- ------------  ------------
BALANCE, September,1993           0          0        2,312,388  23,124   5,910,366   (3,878,026)                 2,055,464

Net loss September,1994                                                               (1,940,262)                 (1,940,262)
                                  --------   ------   ---------- -------- ----------- ------------- ------------  ------------
BALANCE, September,1994           0          0        2,312,388  23,124   5,910,366   (5,818,288)                 115,202

Issuance of Common Stock for
acquisition of Pacific
Liaisons October,1994                                 1,116,666  11,167   1,632,833                               1,644,000

Exercise of Warrants                                  221,200    2,212    716,644                                 718,856

Common Stock purchase by Officer
January,1995                                          705,000    7,050    1,311,075                               1,318,125

Issuance of Common Stock
for services rendered
January 1995                                          33,330     333      21,167                                  21,500
April 1995                                            200,000    2,000    373,000                                 375,000

Issuance of Common Stock for
conversion of liabilities,June,1995                   13,000     130      48,849                                  48,979

Issuance of Common Stock,August 1995                  300,000    3,000    749,625                                 752,625

Issuance of Preferred Stock
September,1995
Series A, net of costs            10,700     107                          361,018                                 361,125
Series B, net of costs            10,000     100                          399,900                                 400,000
Series C, net of costs            5,000      50                           218,422                                 218,472

Net loss September,1995                                                               (3,031,196)                 (3,031,196)
                                  --------   ------   ---------- -------- ----------- ------------- ------------  ------------
BALANCE, September,1995           25,700     257      4,901,584  49,016   11,742,899  (8,849,484)                 2,942,688

(Unaudited)
Issuance of Preferred Stock
Series B, net of costs            76,651     767                          3,999,233                               4,000,000

Exercise of Warrants                                  47,818     478      154,931                                 155,409

Purchase of Treasury Stock
November,1995                                         (265,478)  (2,655)                            (1,339,860)   (1,342,515)

Conversion of Preferred
Stock                             (102,351)  (1,024)  5,420,791  54,208   (53,184)                                0

Issuance of Common Stock
for services rendered,
January, 1996                                         2,500     25        9,975                                   10,000

Issuance of Common Stock for
conversion of liabilities,
February, 1996                                        25,000    250       27,875                                  28,125

Issuance of Common Stock June,1996                    733,334   7,333     1,965,663                               1,972,996

Sale of Warrants June,1996                                                35,000                                  35,000

Net loss (nine months ended
June 30, 1996)                                                                       (2,628,779)                 (2,628,779)

BALANCE,June,1996                 0          $0       10,865,549 $108,655 $17,882,392 $(11,478,263) $(1,339,860)  $5,172,924
                                  ========   ======   ========== ======== =========== ============= ============  ============



 The accompanying notes to consolidated
financial statements are an integral part of these statements.


Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

For the nine months ended June 30, 1996 and 1995
And the Period From Inception to June 30, 1996
(Unaudited)
                                                                                                   Cumulative
                                                                                                   Period from
                                                                   Nine Months Ended               Inception to
                                                                June 30,      June 30,             June 30,
                                                                1996           1995                1996
                                                                ------------   ------------        --------------

Cash flows from operating activities:

Net loss                                                        $(2,628,779)   $(2,099,138)         $(10,978,263)

Adjustments to reconcile net loss to net cash
(used in)provided by operating activities:

Non-cash compensation expense                                   0              1,228,275           1,228,275
Other non-cash expenses                                         0              0                   375,000
Depreciation and amortization                                   183,549        202,188             686,335

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                      (983)          23,957              2,926
(Increase) decrease in other current assets                     (104,088)      49,431              (224,782)
Decrease in TCM extracts on-hand                                116,700         0                  156,700
(Decrease)Increase in accounts payable                          (339,062)      226,617             488,512
Increase in due to related party                                (17,332)       15,296              119,929
Increase in accrued expenses                                    97,256         207,574             162,584
                                                                ------------   ------------        --------------
Net cash (used in)provided by operating activities              (2,692,739)    (145,800)           (7,982,734)
                                                                ------------   ------------        --------------

Cash flows from investing activities:
Purchase of investments                                         0              0                   (6,719,089)
Redemption of investments                                       0              0                   6,719,089
Purchase of equipment                                           (47,497)       0                   (708,444)
Proceeds from sale of equipment                                 0              20,000              20,000
Acquisition of patents,trademarks and assets acquired           (859,141)      (98,773)            (1,094,487)
                                                                ------------   ------------        --------------
Net cash used in investing activities                           (906,638)      (78,773)            (1,782,931)
                                                                ------------   ------------        --------------

Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs     0              0                   5,124,014
Sale of common and preferred stock, net of costs                5,972,996      184,910             8,074,458
Proceeds from the exercise of warrants                          155,409        0                   666,295
Proceeds from the sale of warrants                              35,000         0                    0
Purchase of treasury stock                                      (1,342,515)    0                   (1,342,515)
Cost of warrant dividend                                        0              0                   (63,102)
Proceeds from short term borrowing,net                          0              11,000              0
Payments on equipment contract                                  0              0                   (90,950)
                                                                ------------   ------------        --------------
Net cash provided by financing activities                       4,820,890      195,910              12,403,200
                                                                ------------   ------------        --------------

Net increase (decrease) in cash and cash equivalents            1,221,513      (28,663)            2,637,535

Cash and cash equivalents, beginning of period                  1,416,022      49,629              0
                                                                ------------   ------------        --------------

Cash and cash equivalents, end of period                        $2,637,535     $20,966             $2,637,535
                                                                ============   ============        ==============

Supplemental disclosure:
Cash paid during the period for interest                        $7,019         $0                  $14,944
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

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1996 AND 1995



1.    MANAGEMENT REPRESENTATION

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

2.    ORGANIZATION, BUSINESS, AND RISK FACTORS:

Organization and Business

The Company is a biotechnology company that markets and develops products from technology related to the detection of signals from the exterior of a cell to its nucleus (signal transduction). These signals result in the activation or suppression of specific genes and culminate in cell division or death.

Cell division is the one of the basic steps in biology necessary for normal growth of tissues to support life. The Company's technology enables researchers to observe signal transduction pathways and measure the effects of chemicals contained in synthetic and natural compounds, such as herbal extracts, on cell division. In the course of these observations, the Company can distinguish the effects of such chemicals on targeted cells, thereby screening compounds to identify those with promising therapeutic effects. (This proprietary technology, including the components, methods, procedures and know-how employed in this screening process, is referred to herein as the "Screening Technology".)


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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $2,629,000 for the nine months ended June 30, 1996 and has working capital of approximately $2,444,000 at that date. The Company continues to expend funds on product research and development and general and administrative expenses and has not generated significant revenues.

3.    SIGNIFICANT ACCOUNTING POLICIES:

Inventories

Inventories are included in other current assets and are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories were as follows at June 30 and September 30:


                                            June 30,       September 30,
                                             1996               1995

                  Raw Materials             $49,709          $49,755
                  Finished Goods              2,000            2,500
                                            -------          -------
                                            $51,709          $52,255
                                            =======          =======


Accrued Expenses

Included in accrued expenses at June 30, 1996 and September 30, 1995 respectively are:

                                                June 30,      September 30,
                                                  1996             1995

                  Accrued payroll,taxes         $84,569         $65,328
                  Defered subscription revenue   38,188              0
                  Other accrued expenses         39,827              0
                                                -------         --------
                                                $162,584        $65,328
                                                ========        ========

Net Loss Per Share

Net loss per share was computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83 (using the treasury stock method).

Management's Use of Estimates and Judgment

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.    PRIVATE PLACEMENTS OF EQUITY SECURITIES:

The Company sold additional common shares and warrants on June 26, 1996. The shares were sold to institutional investors, in private transactions, on the following basis:

1) 733,334 shares of Common Stock at $2.75 per share;

2) Warrants, immediately exercisable, to purchase 733,334 shares of Common Stock at an exercise price of $3.25 per share, at any time prior to June 26, 2001; and

3) Warrants to purchase 333,334 shares of Common Stock at an exercise price of $4.50 per share, of which the right to purchase 250,000 shares is not immediately exercisable and is void after the 5th anniversary of the date on which they first become exercisable and of which the right to purchase 83,334 shares is immediately exercisable and void after June 26, 2001.

The Company intends to use the proceeds to finance continuing research and development and for working capital.

In the period August through November 1995, the Company sold convertible preferred and common stock through various private placements. The Company sold 300,000 shares of common stock at $2.76 per share, 10,700 shares of its Series A preferred stock at $37.50 per share, 86,651 shares of its Series B preferred stock at an average price of $63.47 per share and 5,000 shares of its Series C preferred stock at $50.00 per share. The net proceeds from these issuance's are and will continue to be used primarily to provide working capital and fund future research and development.

Through February 1, 1996, all of the holders of the preferred shares had converted such shares into common stock. The Company has issued
5,420,791 common shares to such holders in connection with such conversion and no preferred shares remain outstanding.



5.    ACQUISITIONS:

On April 9, 1996 the Company signed an option to acquire East West Herbs Ltd. of Kingham, England. East West Herbs Ltd. is believed to be a market leader in the marketing and distribution of TCM in the UK and throughout Europe. Under terms of the option, the Company has the right to acquire all of the outstanding shares of East West Herbs for $780,000 cash and shares of the Company. Consideration for the option was made in the form of an option fee of $20,000 and a working capital loan of $340,000. The loan will be used by EastWest Herbs Ltd. for inventory purchases, continuing research and development including the clinical trials of two herbal products for cancer patients in conjunction with the Imperial Cancer Fund, and corporate working capital

During November 1995, the Company, through its wholly-owned subsidiary, purchased substantially all of the assets related to the New Century Nutrition (formerly Nutrition Advocate), a newsletter promoting disease prevention through nutrition, from Advocacy Communications, Inc. The purchase price for the acquired assets is $350,000, which has been paid as of March 31, 1996. The purchase agreement provides for contingent payments to be made to the China-Cornell Project, a non-profit organization, based upon revenues to be generated by this subsidiary.

During October 1994, a wholly-owned subsidiary of the Company acquired Pacific Liaisons for approximately $1.6 million in common stock. The acquisition has been accounted for using the purchase method and the accompanying statement of operations includes the results of operations of Pacific Liaisons from October 25, 1994. The allocation of the purchase price reflected in the accompanying balance sheet as of June 30, 1996 is based on an independent appraisal of certain assets acquired which include traditional Chinese medicine ("TCM") extracts and a licensing agreement. The TCM extracts can be sold outright or utilized in various research and development applications using the Company's screening technology. The value of the TCM extracts at June 30, 1996 represents approximately 2,800 herbal extracts on hand. It is the Company's intention to sell/license the extracts to established pharmaceutical and biotechnology companies. Through the licensing agreement with the Institute of Nutrition and Food Hygiene, an institute within the Chinese Academy of Preventive Medicine, the Company has the exclusive right to acquire up to 5,000 to 10,000 extracts. The licensing agreement is being amortized over a period of five years.

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



6.   CONTINGENCY:

During 1993, an action was commenced against the Company, a Vice President, and a former employee of the Company. The complaint seeks monetary damages and alleges that in 1990, prior to the Company's incorporation, certain individuals became partners with the individual defendants in a venture formed to commercialize products that the Company had originally intended to develop. By decision dated September 14, 1994, the court dismissed certain of the plaintiffs' claims against the Company while permitting claims alleging unfair competition, seeking an accounting and seeking an injunction to proceed. Management believes the action is without merit, intends to continue to vigorously oppose the allegations and is appealing the court's ruling to the extent that it did not dismiss the entire complaint. Plaintiffs have filed a cross-appeal as to the portion of the action dismissed by the court. Management also believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's financial position or results of operations.



7. SUBSEQUENT EVENTS:

On July 1, 1996 an additional investor purchased shares of Common Stock and warrants in the same private placement as described on June 26, 1996

1) 91,667 shares of Common Stock at $2.75 per share;

2) Warrants, immediately exercisable, to purchase 91,667 shares of Common Stock at an exercise price of $3.25 per share, at any time prior to June 26, 2001; and

3) Warrants to purchase 41,667 shares of Common Stock at an exercise price of $4.50 per share which is immediately exercisable and void after June 26, 2001.

8.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In March 1995, Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. The adoption of SFAS No. 121 is not expected to have a material effect on the consolidated financial statements of the Company.

ITEM 2.       Management's Discussion and Analysis of  Financial
Condition and Results of Operations:

Results of Operations


     Three Months and Nine Months Ended June 30, 1996 as compared to the Three Months and Nine Months Ended June 30, 1995

During the third quarter of the fiscal year ending September 30, 1996 the Company generated revenues of $9,500. These revenues consist of subscription income from the New Century Nutrition (formerly Nutrition Advocate) recognized on a deferred basis over the term of the subscription. This is a decrease of less than 1% from the third quarter of fiscal 1995. At that time all revenues were received from the sales of the Company's ELISA( kits. Under an exclusive licensing agreement signed in April 1996, Calbiochem-Novabiochem International will market licensed products utilizing the cdk 1 Assay technology as a research tool. The Company received an initial license fee and future revenues to the Company will consist of an accelerating step royalty that increases to ten percent on net sales in excess of $1 million. In the nine months ended June 30, 1996 the Company had revenues of $33,500 as compared to $294,000 in the nine months ended June 30, 1995. The decrease is due to a one time payment of $249,000 from Dow Chemical for the license of the Company's Ah-IMMUNASSAY(trademark) in the nine months ended June 30, 1995.

A portion of the Company's strategy is to develop certain of its products to a point where its value can be clearly established and then license marketing and other rights to third parties. To this end, the Company completes sufficient product development so that prospective licensees can more readily recognize the value of completing the product's development and its ultimate commercialization.

In addition, the Company's strategy is to directly market those products which it believes can be marketed without significant marketing expenditures and without the time-consuming process of having such products approved by regulatory agencies such as the Food and Drug Administration.

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

Since the Company's inception (April 15, 1991) through June 30, 1996, it has invested $4,871,000 in product research, development and engineering. The amount expended in the third quarter of fiscal 1996, $409,000, as compared to $90,000 in the third quarter of fiscal 1995 represents an increase of 354%. This increase was attributable to costs associated with the amortization of the assets acquired in the merger with Pacific Liaisons, costs attributed to the clinical studies of ANDROVIR and the compassionate use trail of PN27,1 and increased personnel expenses. During the third quarter of fiscal 1995 research and development expenses were primarily related to the development of the Ah-IMMUNOASSAY(trademark). Research and product engineering costs during the nine months ended June 30, 1996 total $976,000 as compared to $220, 000 in the nine months ended June 30, 1995. The increase is largely due to the expanded study of ANROVIR and the and the resulting increase in research supplies, equipment and personnel.

During the quarter, a second patent was issued for the Company's
Ah-IMMUNOASSAY(trademark) technology for the detection of dioxin-like compounds. This patent covers an expansion of applications of the Company's Ah-IMMUNOASSAY(trademark) technology and potential derivative products using this technology.

Also during the quarter, in connection with the Company's collaboration at the National Cancer Institute, the principal investigator presented research that has identified a protein shown to be involved in HIV-1 propagation and T-cell death. The research under the Company's cooperative research and development agreement ("CRADA") has shown that the Company's PN355 is active against this protein and inhibition of HIV-1 propagation in laboratory studies. This research is a significant milestone in the Company's efforts to identify the specific mechanism of action of PN355. Clinical trials of PN355 continue at Bastyr University in Seattle.

The Company intends to incur product research, development and engineering expenses at a slightly higher amount than expenditures in the third quarter of fiscal 1996. A significant amount of this effort during the fourth quarter of fiscal 1996 will be directed at the National Cancer Institute as part of the CRADA. The proposed terms of the CRADA are included in a letter of intent signed by the parties in December 1995. Under the proposed terms, the parties have agreed to share certain, extensive proprietary data, methods and models for use in evaluating the efficacy of certain of the Company's compounds against HIV and certain cancers. The Company expects to reach a definitive CRADA in early fiscal 1997;however, there can be no assurance that the Company will be successful in this endeavor.

During the third quarter of fiscal 1996 the expenses associated with the
newsletter totaled $213,800.   The majority of these expenses were
incurred in connection with the development of the newsletter and related materials and marketing costs associated with the launch of the newsletter, New Century Nutrition. The total expenses for the newsletter are $411,500 for the nine month period ended June 30, 1996.

General and administrative expenses totaled $4,712,000 during the period from inception to June 30, 1996. Of this amount $423,000 was incurred in the third quarter of fiscal 1996 and $321,000 in the third quarter of fiscal 1995, an increase of 32%. These expenses relate to the administration of the research, development and product engineering activities and support services including raising capital, arranging for facilities, hiring employees, market analysis and the development and administration of the Company's business and marketing plans. General and administrative expenses are $1,300,000 for the nine months ended June 30, 1996 and $900,000 for the nine months ended June 30, 1995, and increase of 31%. The increase from the prior year period is attributable to additional personnel expenses and professional fees.
The Company expects general and administrative expenses in the fourth quarter of fiscal 1996 to grow slightly over expenditures in the third quarter of fiscal 1996.

The Company has incurred net losses of $10,980,000 as a development stage company from inception to June 30, 1996, of which $1,012,000 was incurred in the third quarter of fiscal 1996 and $402,000 was incurred in third quarter of fiscal 1995. The net loss for the nine months ended June 30, 1996 is $2,628,779 compared to $2,099,138 for the nine months ended June 30, 1995. The net loss per share of common stock amounted to $.10 for the quarter ended June 30, 1996 and the quarter ended June 30,1995. The net loss computation results in an identical amount per share because of the increase in the number of weighted average common and common equivalent shares outstanding of 152%. Net loss per share for the nine months ended June 30, 1996 was $.34 compared to $.56 for the nine months ended June 30, 1995. The Company anticipates that losses may continue throughout fiscal 1996, increasing slightly from the amount in the final quarter of fiscal 1996 for the reasons described above.

Liquidity and Capital Resources

At June 30, 1996, the Company had cash and cash equivalents of $2,637,000 as compared to $1,416,000 at September 30, 1995. The increase is due to the proceeds of private sales of equity securities subsequent to September 30, 1995 as more fully described below.

In June and July 1996, the Company sold common stock and warrants to purchase common stock to The Travelers Insurance Company and three other institutional investors for approximately $2.25 million. See notes 4 and 7 to the financial statements.

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

The Company expects to incur additional research and development and product engineering expenses, including personnel costs and costs related to preclinical testing and clinical trials. The Company intends to seek additional funding sources of capital and liquidity through collaborative agreements, and through the exercise by the holders of outstanding warrants to purchase common stock. In addition, the Company is continually evaluating various financing alternatives including
public and private sources of debt and equity.   The Company believes
that it will be successful in these endeavors, however, there can be no assurance that such additional financing will be available on acceptable terms or at all. If additional financing is not available, the Company anticipates that its available cash and existing sources of funding will be adequate to satisfy its operating cash and capital requirements only through mid-1997. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of such programs and its acquisition plans.

PART II.           OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held the annual meeting for the fiscal year ending September 30, 1995 on April 12, 1996. Elected at the meeting were: Michael A. Gallo, Bruce Hawley, James Nichols. Others directors whose terms continued are: Keith A. Rhodes, T. Colin Campbell, John G. Babish and Theodore P. Nikolis. All of the directors was elected by a vote of 6,459,642 votes for and 310,290 votes against.

Also voted on at the meeting were amendments to the Company's 1991 Amended Stock Option Plan: (i)Provide for the continued award to non-employee Directors of options to purchase 2,500 shares of the Company's Common Stock upon their election to the Board of Directors.
(ii) Limit the number of shares that may be subject to options granted to any one optionee in any fiscal year to 100,000, subject to the 1991 Plan's anti-dilution provisions. 6,042,142 votes were voted in favor of the amendment, 81,700 against with 284,790 abstentions.



Item 6(a).          Exhibits

                   None.


Item 6(b).          Reports on Form 8-K.

                   None.

All other items required in Part II have been previously filed or are not applicable for the quarter ended June 30, 1996.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PARACELSIAN, INC.



Date: August 12, 1996              BY:  /s/ Keith A. Rhodes
                                   Chairman of the Board,
                                   President and Chief Executive Officer