Form 10KSB
period 1996-09-30
PARACELSIAN INC /DE/
filed 1996-12-30
CIK 882362

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________

                  Commission File No. 0-19844

                     PARACELSIAN, INC.
          (Name of small business issuer in its charter)

     Delaware                                             16-1399565
(State or other jurisdiction of                            (I.R.S.
incorporation or organization)                              Employer
                                                            Identification No.)

222 Langmuir Laboratories, Cornell Technology Park, Ithaca, New York   14850
(Address of principal executive offices)                              Zip Code


                            Issuer's telephone number:  (607) 257-4224

                   Securities registered under Section 12(b) of the Act:  None

                        Securities registered under Section 12(g) of the Act:

                                   Common Stock, $.01 par value
                                       (Title of class)

                             Redeemable Common Stock Purchase Warrants
                                       (Title of class)

       Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the paced days.

                              Yes   X  _     No ____

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $59,036.

     The aggregate market value of the voting stock (based on the closing price of such stock on NASDAQ) held by non-affiliates of the Registrant at December 18, 1996 was approximately $20,400,000.

     There were 11,669,604 shares of Common Stock and 2,042,870 Redeemable Common Stock purchase Warrants outstanding at December 18, 1996.

     Item 1.   Business

     Paracelsian, Inc. (the "Company") is a biotechnology company that develops dietary supplements and prescription therapeutics utilizing a proprietary screening technology. This technology has been developed by the Company to identify potential products that inhibit the biological signals generated by targeted cells that result in controlled or uncontrolled growth and division. The Company's screening technology that evaluates the effects of potential products on intracellular signals is referred to its "Signal Transduction technology". The Company's Signal Transduction Technology is applied to targeted cells such as HIV infected cells and cancer cells.

     Cell division is one of the basic processes in biology necessary for normal growth of tissues to support life. The Company's Signal Transduction Technology enables researchers to observe intracellular signals and measure the effects of chemicals contained in synthetic or natural compounds, such as herbs and extracts from herbs, on cell division. In the course of these observations, the Company can distinguish the effects of such chemicals on targeted cells, thereby screening compounds to identify those with promising profiles. (This proprietary technology, including the components, methods, procedures and know-how employed in this screening process, is referred to herein as the "Screening Technology".)

      The Company believes that the results of its research coincides with recent scientific advances and could ultimately lead to the improved detection and enhanced well being and treatment of individuals with AIDS, certain cancers, and selected cardiovascular conditions.

     The Company's research and product development activities are focused in four (4)principal areas:

     Screening Technology. The Company continues to improve its screening Technology in order to increase its efficiency in the identification of active extracts and chemical compounds. This work, which consists of laboratory-based experiments on living cells, is expected to be ongoing throughout fiscal 1997 and thereafter. The focus of this work is to expand the data collected from the initial screens performed by the Company with a series of incremental screens aimed at further specifying the utility of a particular product candidate. The Company has developed a series of proprietary cell lines used to evaluate the effectiveness of candidate extracts and compounds. The Company also utilizes a series of cell lines acquired under a proposed license with the National Cancer Institute and commercial cell lines for such screening. The ultimate objective of the Screening Technology is to identify potential products and their precise mechanism of action. In many cases potentially useful products are identified before the mechanism of action can be determined. In these cases research to determine the precise mechanism of action may continue while the candidate product is developed for commercial application. The Company's Screening Technology has improved during 1996, as the Company is now capable of screening compounds for effect faster for a broad spectrum of situations and with greater precision. The Company continues to refine, enhance and further specify its Screening technology.

     Screening Activities. The Company applies its Screening technology to its library of over 2,800 extracts of herbs used in traditional Chinese medicine. Since October 1994, the Company has screened approximately 1,000 extracts from this library. The results of the initial screens have shown over 370 extracts that have demonstrated the ability to inhibit signaling in targeted cells. These first 1,000 extracts were selected for evaluation based on (1) the Company's assessment of the chemical composition, (2)relative bioavailability and toxicity data and (3) the documented historical use of the herbs. The more than 370 extracts with favorable signaling characteristics represent a pipeline of potential products for commercial development.

     Product Development. The Company targets extracts that have shown promising results in the Screening Technology for commercial development. Several development options are available to the Company. The first option considered is the desirability and suitability of a candidate as a dietary supplement. The scientific criteria include an evaluation of the safety profile and data to
support how the herb effects structure or function in humans.   This
option represents the fastest route to a market for a product since a pre-marketing regulatory approval or notification is not required for herbal dietary ingredients marketed in the United States prior to October 15, 1994. "See Government regulation and Approval-Effect of Governmental Regulation on the Company". In addition to the scientific and regulatory suitability described above, a candidate for this development plan must meet all of the other definitional aspects of dietary supplement set forth in the Dietary Supplement and Health Education Act of 1994.
     The Company has selected the dietary supplement option and commenced development with respect to two herbal extracts, AndroVir(trademark) to support normalimmune function in HIV+ individuals, and AndroCar(trademark) for the well-being of cancer patients. Both contain extracts of Andrographi spaniculata, an herb from China and India. In laboratory tests conducted and validated at the Frederick Research Center, AndroVir(trademark) has demonstrated the capacity to inhibit the replication of HIV-1 (the virus that causes
AIDS) in human lymphocytes. Further laboratory tests at the Frederick Research Center show that AndroVir(trademark) increased the effect of Glaxo-Welcome's AZT in the inhibition of replication of the AIDS virus. During fiscal 1996, the Company conducted a clinical study in 13 patients at Bastyr University. The results of this trial showed that AndroVir(trademark) was well tolerated and that viral loads and CD4 counts improved. In the laboratory, AndroCar(trademark) was demonstrated to have an effect on cancer cells. During fiscal 1996, the Company completed a clinical trial in nine patients. The results showed that AndroCar(trademark) was well tolerated and 80% of the subjects experienced enhanced well being. Additional clinical studies of both AndroVir(trademark) and AndroCar(trademark) are underway or planned as described in the products section below. The Company currently plans to develop these products internally and commence sales as dietary supplements in fiscal 1997 as AndroVir(trademark)-DS and AndroCar(trademark)-DS. Other herbal extracts currently in the pipeline that are judged to be suitable for this type of development plan may be commercialized internally or licensed for development and sales by third parties.

     In addition to the dietary supplement development option, the Company also evaluates the suitability of these and other compounds for therapeutic development. The Company intends to pursue this option while also pursuing the plan for development as a dietary supplement. Toward this end, the Company has elected to pursue therapeutic development of both AndroVir(trademark) and AndroCar(trademark). The Company's plan is to develop the dietary supplement and launch the product and commence commercial sales and distribution prior to licensing these compounds for therapeutic development by third parties or conducting pre-clinical tests, filing for an investigational New Drug exemption or applying for a New Drug
Application under the Federal Food, Drug, and Cosmetic Act.   Once the
development options have been selected, the Company then evaluates whether to out source the development or develop the products internally. With regard to AndroVir(trademark) and AndroCar(trademark), the Company has elected to develop the dietary supplements for marketing under DSHEA internally. With regard tithe therapeutic development plan, the Company has not yet elected whether to develop the products internally or license the development and marketing rights to third parties. The Company expects to make this election during fiscal 1997.

     Diagnostic Tools and Assays. The fourth focus of the Company is the product support for diagnostic tools and assays to detect cancer and chemical carcinogens that have been licensed to third parties.
The Company has developed a product that is a biomarker for human prostate cancer as well as canine osteosarcomas, lung tumors and
lymphosarcomas.   Additionally, the Company's CDK2 serum and CDK1
tissue assays can be used to detect chemically-induced cancer in laboratory animals. The Company licensed these products to CN Biosciences during fiscal 1996. The Company also has developed the Ah-IMMUNOASSAY(trademark), an in vitro bio-immunoassay that detects the amount of potentially toxic chemicals in the environment from several classes of compounds, including dioxins and polychlorinated biphenyls
(PCBs). The Company has licensed rights to this assay to Dow Environmental, a subsidiary of Dow Chemical Co. The Company has also licensed rights to its veterinary cancer diagnostic to IDEXX Laboratories. The Company provides technical support to licensees to assist in the marketing and distribution of these products in return for royalties on the sales of such products by the licensees.

     Other Activities. In addition to the foregoing, the Company has acquired an option to purchase all of the capital stock of East West Herbs, Ltd.("EWH"), an operating Company with sales of approximately $2 million, founded in 1987 with its head office located in the United Kingdom ("UK"). EWH sells and distributes herbs and related products to professional health care providers practicing complementary medicine throughout the UK, Europe and the US. EWH is a leader in the
highly fragmented herb   distribution industry that differentiates
itself from competitors by providing a ready supply   of a wide variety
of products all manufactured to the highest quality standards.  EWH
also   invests in new product research and development and has clinical
trials underway for two   new products for cancer patients under the
direction of Oxford University.  Under the   terms of the option, the
Company has the right, but not the obligation, to acquire EWH on   or
before April 6, 1997.



Signal Transduction and Product Discovery

Scientific Background
  Over the past few years cell biologists have made remarkable progress in identifying the molecules that drive the cell cycle: the carefully choreographed series of events that culminates in cell division. In doing so they have not only provided a better understanding of one of the most fundamental of the cell's activities, they have also opened a new direction for research aimed at pinpointing the pathogenicity of cancer, certain cardiovascular diseases, AIDS and Alzheimer's. The reason for this intriguing convergence is that accumulating evidence by the Company and others indicates that derangements in the cell cycle signal transduction processes may contribute to pathology of a number of apparently unrelated diseases.

p34cdc2 kinase
  A family of cell division control enzymes termed cyclin-dependent kinases ("CDKs"), along with the cyclin proteins, serve to control and coordinate the molecular events of cell division in all eukaryotic cells. Although twelve CDKs have been described, the p34cdc2 kinase remains the most actively studied due to its central role in the control of cell division in plant and animal cells.

     In normal resting cells p34cdc2 (CDK1) is either not expressed or expressed at very low levels, but concentrations of p34cdc2 increase as the cell enters and passes through G1 and the G1/S transition. p34cdc2 concentrations reach maximal levels in the S, G2 and M phases. In association with cyclin B, p34cdc2 is the serine/threonine kinase sub-unit of M-phase-promoting factor (MPF); active MPF triggers the G2/M transition in species ranging from yeast to humans. Several studies also suggest that p34cdc2 functions in the control of the G1/S transition and as well as the initiation of mitosis.

     The role of CDK proteins in the cell cycle (see Figure 1 below) is completely dependent upon their kinase activity. p34cdc2 kinase activity during the cell cycle is regulated through cycles of phosphorylation and dephosphorylation and interactions with cyclins. Intracellular compartment translocation has also been demonstrated by the Company and others to regulate the substrate availability of the p34cdc2 protein.

Essential Steps in the Regulation of Cell Division

     Figure 1: Schematic of Cell Cycle Regulation Indicating Central
Role of CDKs

     The functioning of p34cdc2 involves the coordination of all events relating to cell division. In this role p34cdc2 is the central information processing protein. As the cell moves through the cell cycle, information concerning the activities of the cell are sent to p34cdc2 and, as long as these signals indicate proper functioning of the cell, movement through the cell cycle continues. The cellular expression of p34cdc2 is governed by exposure to cytokines and hormones; the expression of p34cdc2 is one signal to the cell to initiate the events of cell division.

Extract Screening And Product Discovery
     The Company's product discovery approach is unique within the biotechnology industry. Utilizing a combination of cellular and biochemical responses in the first tier of screening, the Company is able to identify herbs and extracts that (I) affect targeted cell cycle proteins, (ii) have the capacity to enter the cell and (iii) do not interact with nontarget proteins. For extracts that produce a positive response, historical use patterns in China of the herbs from which those extracts were derived are then examined. Those herbs and extracts that have exhibited significant toxicity in humans are ranked lower than herbs and extracts having a history of low toxicity. By using the information available to the Company from traditional use in China, it is possible to eliminate further development of compounds that would be excessively toxic to humans or have poor bioavailability.


     In the second tier of testing, a chemical is identified within the extract and the mechanism of action is described. In this phase of
the product discovery program, the Company has   incorporated a "fuzzy
logic" identification process that has allowed the Company to discover novel pathways of action for the potential product. This process has already allowed the Company to identify a kinase known to have high activity in cancer cells and low activity in normal body cells. It is this second mode of discovery in the Company's product discovery program, that generates additional value. As new, previously undiscovered pathways are identified, they can be used in screening for other active compounds as well as analogs of the original natural compound identified.

Competition
     There are a number of small biotechnology companies that focus on the discovery of novel compounds. The Company competes on the basis of the combination of its therapeutic focus on anti-proliferative action in cells, its novel screening technology and a large library of Chinese extracts with data on historical use. The Company is not aware of any competitors with a similar discovery program.

Business Strategy
     The Company's strategy is to add value to the product development process by concentrating its efforts on the highly specialized area of early-stage compound development, generally discovery through preclinical toxicology mode of action, pharmacology and Phase I clinical trials. Industry factors such as downsizing and the trend toward outsourcing by major pharmaceutical companies support the strategy of identifying chemicals as potential therapeutic agents without the intent to develop these discoveries into clinically proven therapeutics. There are a number of biotechnology companies focusing their efforts on early-stage drug development. By partnering with large pharmaceutical companies at the phase II/III stages of development they can capitalize on the synergy of their discovery technology and the capital resources of large pharmaceutical corporations. Uncertainty about government health care reform and rising competition from the generic sector are forcing research oriented pharmaceutical companies to look for ways of reducing the high cost of research and development, but without harming their ability to develop innovative products. With rising competition from generics, the development of novel products has become more important to the success of the research oriented pharmaceutical industry. Thus, such pharmaceutical companies are increasingly focusing their capital and human resources on the development of fewer, but higher quality, compounds.

     The Company has completed screening of extracts of approximately 1,000 traditional Chinese herbs and herbal extracts using its proprietary screening methodology. As a result of this screening effort, the Company has identified approximately 370 herbal extracts that demonstrate inhibitory activity in signal transduction processes involved in cell proliferation. Of these, ten extracts appear to possess significant potential to yield good candidate products.

  The Company has a unique set of development options for compounds with favorable safety and efficacy profiles. These extracts are eligible for development as dietary supplements since they are naturally occurring compounds with documented histories of traditional use. This development plan consists of Company prescribed safety and efficacy evaluations that may in some instances require pre-market notification but does not require pre-marketing approval by the FDA. Product selected for development under this option can generally reach markets faster than the route for pharmaceuticals that requires pre-marketing approval under a New Drug Application.
Marketing plans for products developed under this option require precise characterization or how the compounds effect the human structure and function and cannot carry claims regarding the diagnosis, mitigation, treatment, cure or prevention of any disease. In addition to this option, the Company may also elect to develop these candidates as traditional therapeutics by following the FDA
regulations for new drug approval.  A full description of the
regulatory   requirements of each development option is set out in the
"Governmental Regulation and Approval" section of this report. It is the Company's strategy to develop products for marketing, where appropriate, as dietary supplements and/or traditional therapeutics. The Company refers to this combination development plan as a dual development path.

Products

AndroVir(trademark)
AndroVir(trademark) is a formulation of a naturally occurring compound that functions biochemically in cellular signal transduction as a kinase inhibitor. The compound was isolated from an herb used routinely in traditional Chinese medicine ("TCM").

In laboratory animal tests performed by Chinese scientists, AndroVir(trademark) is reported to have exhibited extremely low acute and subchronic toxicity. Rats and rabbits were administered one gram of AndroVir(trademark)(trademark) per kg body weight daily for seven days and no changes were reported in body weights, complete blood counts or histopathologic evaluation of liver, kidneys or other major organs.

     In laboratory research conducted on behalf of the Company at the Frederick Research Center, a contract research organization, AndroVir(trademark) demonstrated the capacity to inhibit the replication of HIV-1 in human lymphocytes. The median inhibitory effect of AndroVir(trademark) was observed at 640 micro gram/mL. Toxicity of AndroVir(trademark) to lymphocytes was not observed until concentrations of AndroVir(trademark) exceeded 10,000 micro gram/mL, providing a minimum therapeutic index in excess of fifteen-fold. Further laboratory testing of AndroVir(trademark) at Frederick Research Center indicated that it synergized with AZT in the inhibition of replication of the AIDS virus.

     The mechanism of action of AndroVir(trademark) was determined during fiscal 1996 through a joint research project conducted by the Company and the National Cancer Institute. This research determined that AndroVir(trademark) controls AIDS cytotoxicity through a novel enzyme target. AndroVir(trademark) was shown to inhibit the signals of c-Mos, an enzyme not normally found in cells outside the reproductive system except in the case of HIV infected cells. The identification of this new enzyme's role in HIV killing of the immune system represents significant new information for HIV research. The inhibitory effect of AndroVir(trademark) on this target indicates that it may be useful in supporting a normal immune function and possibly useful as an adjunct to existing therapies for the treatment of AIDS.

     The Company completed its first clinical study of AndroVir(trademark) in December 1996. The results of this nine-week study in 13 HIV+ subjects, demonstrated that the product was well tolerated at the doses tested. After an initial increase, the subjects experienced a median drop in viral load (a measure of the concentration of the virus in the subjects' blood stream) of 31% and an increase in CD4+ cell counts (a measure of the status of the immune system) of 38%. These subjects also experienced a median increase in serum cholesterol (a measure of the subjects' overall well-being) of 14%. These results support the hypotheses developed early in the laboratory experiments (including the results of the Company's proprietary Screening Technology) concerning the mechanism of action of AndroVir(trademark) in HIV+ individuals.

     The Company plans to complete the development of AndroVir(trademark) as a dietary supplement to support normal immune function in HIV+ individuals and develop the necessary marketing plan to begin commercial sales and distribution as AndroVir(trademark)-DS as early in 1997 as practicable. Upon the successful launch of this product, the Company plans to pursue a therapeutic development plan by completing the necessary development steps to facilitate the license of marketing rights.



AndroCar(trademark)
     In December 1994, after screening only 300 extracts from its library of 2,800 TCM extracts, the Company filed a patent describing the use of compounds for the treatment of proliferative and viral diseases. See "Patent Applications and Proprietary Technology."

     In three initial laboratory screens against the Company's own test cell line, the crude extract of Andrographis paniculata demonstrated median effective doses averaging approximately 30 micro gram/mL. AndroCar(trademark) exhibited a median effective dose of 5 microgram/mL. This compared favorably to the median effective doses obtained for the positive control drugs Taxol(r) and etoposide of 3 and 7 micro gram/mL, respectively, in the same test system.

     Testing in other laboratories for effectiveness against human prostate cancer cells indicated that AndroCar(trademark) inhibited LNCaP, PC-3 and DU-145 tumor cell lines, while the median effective doses of cisplatin in these studies was 4.6, 2.8 and 0.9 microM, respectively for the three cell lines tested. The estimated median effective dose for AndroCar(trademark) was 8, 1.7 and 1.4 microM, respectively, for the same three cell lines. At the Company's laboratory, inhibition of human breast cancer cells (MCF-7) over seven days was achieved at concentrations of AndroCar(trademark) that were similar to the pure reference drugs used in these studies. It is also believed that AndroCar(trademark) inhibits proliferation of blood vessels and that this may attack solid tumors in a manner different from current cancer therapeutics. This effect may occur as a result of inhibiting the growth of the tumor cells and small blood vessels into the tumor mass. This latter effect may restrict the food supply of the tumor and leads to starvation of the tumor cells.

     Based on these results in the laboratory, the Company elected to pursue the internal development of AndroCar(trademark) as a dietary supplement to support the general well-being of cancer patients.
During fiscal 1996, the Company conducted a physician referred, clinical safety study of AndroCar(trademark) in nine patients over a 90-day period. Results of this study indicated that
AndroCar(trademark) was well tolerated at the doses evaluated.   Eighty
percent of these subjects reported an increased sense of well-being while on the study. Five of these patients elected to continue receive AndroCar(trademark) during a post-study follow-up period. These patients continued to report an increased sense of well-being.

     Based on the success of this study and the follow-up, the Company initiated two additional physician referred, safety studies that are currently underway. Both studies are 90-day studies at three increasing doses. Study endpoints are aimed at further establishing the safety of AndroCar(trademark) and its effects on the general well-being of the subjects. The first study is in approximately 30 subjects with end-stage prostate cancer and the second study is in
approximately 12 subjects with a variety of end-stage cancers.   The
Company expects to have the results of these studies available in June
1997.

     Based on the development results obtained to-date and the results expected from the clinical studies currently underway, the Company presently expects to launch commercial sales of AndroCar(trademark), as a dietary supplement, during fiscal 1997 as AndroCar(trademark)-DS. Upon the successful launch of this product, the Company plans to pursue a therapeutic development plan by completing the necessary development steps to facilitate the license of marketing rights.

Developmental Compounds

PN27,1 for Restenosis
     Angioplasty is a life-saving surgical procedure resulting in an increased diameter of the treated blood vessel and improved blood flow. The procedure is associated with less risk than surgical bypass operations, while offering rapid improvement to the patient. However, approximately 40 to 50 percent of angioplasty patients experience an overall decrease in diameter of the treated blood vessel within several months of the operation. This adverse response to angioplasty is termed restenosis. Neovascularization begins with the attraction of circulating platelets to the traumatized vessel wall. The attached platelets degranulate and release growth factors that stimulate smooth muscle cell proliferation. As a result of the proliferation of the arterial smooth muscle, the blood vessel thickens and the diameter of the vessel decreases. To date there have been no drugs developed that adequately control restenosis. Therapeutics that affect either platelet aggregation, the first step in the process, or angiogenesis, smooth muscle cell proliferation, have met with little success.

     The finding that p34cdc2 expression and activity relate to a wide variety of disease manifestations is rapidly becoming obvious as more research on the functions of this kinase is published. However, for therapeutic purposes, the more direct question involves whether the manipulation of p34cdc2 concentrations or activity in the affected cells alters cytopathology. During the last two years, research has been published indicating that it is possible to control cellular proliferation associated with cancer by inhibiting or down-regulating p34cdc2. In addition to effects on a wide variety of tumor cells, the down-regulation of p34cdc2 has proven in the laboratory to be a mechanism to avert smooth muscle cell proliferation.

     That p34cdc2 (I) exists in biological systems as diverse as yeast and humans, (ii) serves a fundamental role in control and coordination of the cell cycle and (iii) is involved in a wide variety of pathologic consequences of abnormal expression, reflects the enormous importance of p34cdc2 in cell physiology. Therefore the capacity of a chemical to affect p34cdc2 concentrations in a multiplicity of cell types (e.g. epithelial, mesothelial) while avoiding direct cytotoxicity has possible therapeutic implications.

     Chinese researchers have reported that extracts of the herb Andrographis paniculata inhibit platelet aggregation in humans and repress restenosis in the rabbit model of angioplasty. Through the use of the Company's proprietary p34cdc2-screening assay, it has identified the compound PN27,1 from this herb. This naturally occurring chemical inhibits both platelet aggregation and smooth muscle cell proliferation in vitro and along with several of its analogs, defines the biological activity seen with the administration of the herbal extracts to humans and laboratory animals. Overall, the novel bi-modal mechanism of action, the excellent oral bioavailability and the low toxicity of PN27,1 are the basis for the development of this compound for the prevention of restenosis in angioplasty patients although no definite assessment can be made at this time.

     In studies conducted by the Company, the ability to inhibit the proliferation of human aortic smooth muscle cells was demonstrated by PN27,1 in vitro. Similar studies reported by Chinese researchers using an angioplasty model in the rabbit, indicate that the herbal extract from which PN27,1 is derived can also inhibit the arterial thickening resulting from the angioplasty procedure.

Products for the Transmission of HIV-1
     The sexual transmission of the AIDS virus to women is becoming one of the most significant female health issues in the world. According to studies published in Science magazine, HIV-1 is currently among the top five causes of death for women in developing countries. Furthermore, reports indicate that the heterosexual spread of HIV-1 in Asia may be the result of a viral strain that differs from the HIV-1 viral strain involved in homosexual AIDS cases in Western countries.

     The principal drugs being evaluated by others for the inhibition of HIV-1 transmission utilize physical processes to deactivate the virus. These physical processes include surface charge, detergent lysis and acidity. Associated with these physical agents are the problems of irritation and administration. The Company's product discovery program is focusing on the discovery of products that inhibit the transmission of AIDS and can be used orally or topically before or shortly after exposure.

     In 1995, the Frederick Research Center completed the development of an assay, under a contract with the National Institutes of Health, to assess the capacity of a material to inhibit cell-to-cell transmission of the human HIV-1 virus. The Company sent 100 TCM extracts, which had been pre-selected from the library of extracts screened at the Company using its proprietary signal transduction assays, to Frederick Research Center for screening in their newly developed assay. Thirty-two percent of the Company's extracts tested at Frederick Research Center exhibited significant capacity to inhibit sexual transmission of the HIV-1 virus. Seven of the herbal extracts were more potent than the dextran sulfate positive control used in the study, while twenty herbal extracts demonstrated potency equal to dextran sulfate.

Figure 2: Inhibition of HIV-1 Transmission by Dextran Sulfate and the Company's TCM Extracts.

          The Company believes these results are significant from a public health as well as a scientific standpoint, since herbal extracts can be manufactured inexpensively in developing countries, where the need is greatest. Furthermore, historical use of several of the HIV-1 inhibiting extracts indicates a good margin of safety with the possibility of oral as well as topical administration. Cost of manufacture and route of administration have been two of the greatest concerns in the development of an effective therapeutic for the inhibition of HIV-1 transmission.



Signal Transduction and the Biosensor Assay for Dioxin Compounds

Scientific Background
     The Ah-IMMUNOASSAY(trademark) was developed by the Company to identify chemical carcinogens of the dioxin class that are commonly found in environmental pollutants from incineration of plastics and in paper production and recycling. TCDD (2,3,7,8-tetrachlorodibenzo-p-dioxin) or dioxin is the best studied and most toxic of a number of these environmentally important chemicals known as dioxin-like compounds.

     Presently, scientists concur that all toxic effects of dioxin and structurally related compounds are mediated by a protein present in cells called the Aryl hydrocarbon (Ah) receptor. The initial step in dioxin toxicity requires the binding to, and transformation of, the Ah receptor to a DNA-binding form that then affects the expression of several gene products. In support of this concept, the susceptibility of different species to the toxic effects of dioxins can be correlated to the susceptibility of their Ah receptor molecule to transformation by dioxins. Furthermore, the toxicity of dioxin-like compounds is linked with their ability to transform the Ah receptor into a DNA-binding form. The Ah-IMMUNOASSAY(trademark) was designed to be selective for the toxic members of the dioxin family by utilizing the transformation of the Ah receptor as a biosensor. In the past year, the Environmental Protection Agency (the "EPA") circulated proposed regulations providing for the measurement of the dioxin family to be expressed as "Toxic Equivalent Quotients". The Company's assay provides this form of response and measurement.

Product
     As designed and formatted, the Ah-IMMUNOASSAY(trademark) does not require the use of radioactivity, sophisticated equipment, live cells or live animals. Three convenient formats of the Ah-IMMUNOASSAY(trademark) have been designed by the Company to provide several methods of quantification of the amount of several important classes of compounds including dioxins, polychlorinated biphenyls, polybrominated biphenyls and polycyclic aromatic hydrocarbons. The interaction of dioxin with the Ah-biosensor complex in the Ah-IMMUNOASSAY(trademark) produces a transformation in the shape of the biosensor complex. The number of molecules of the biosensor complex that are transformed can be quantified with specific antibodies to the transformed, DNA-binding form of the complex.

     The Ah-IMMUNOASSAY(trademark) indicates the toxicity of the test sample in terms of fractional equivalencies of the most toxic dioxin-like compound: TCDD. Because of the simplicity of the assay, hundreds of air, soil, food or water samples may be tested in a single day at field locations. Two formats of the assay are designed to be low-cost and high throughput versions that can be performed in several hours by non-technical personnel. Sensitivity of the Ah-IMMUNOASSAY(trademark) to the contaminants that it detects is comparable to instrumental methods currently used and is well below the recently proposed EPA concentrations for water, food and soil.

     Unlike competing products, the Ah-IMMUNOASSAY(trademark) biosensor test does not detect the contaminant directly with antibodies, but detects the interaction of an intracellular receptor and ligands contained in the sample of interest. The Company believes that the advantages of this biosensor approach are (I) simple extraction procedures with few clean-up steps, (ii) high sensitivity, (iii) high specificity for the contaminant family of interest, (iv) reduced testing time, (v) lower testing costs and (vi) adaptable to robotic, high-throughput systems.

Competition
     Many large companies with extensive research and development, marketing, financial and other capabilities, as well as government-funded institutions and smaller research firms are engaged in the development of diagnostic assays for environmental applications. The significant majority of diagnostic tests developed for these companies, however, are designed for use in laboratories that require sophisticated instrumentation and skilled technicians. The Company has designed its Ah-IMMUNOASSAY(trademark) system as an inexpensive, rapid, field test for use by minimally-skilled personnel and does not currently compete with laboratory-based systems. Moreover, while the Company is aware of a number of other firms that have developed an environmental field test, it is not aware of any such test that detects the substances identified by the Ah-IMMUNOASSAY(trademark) test. Early attempts to develop an antibody-based test for all dioxins have been unsuccessful. With the introduction of the Ah-IMMUNOASSAY(trademark) biosensor test, the Company provides the first receptor-based environmental testing system. Although there is no single product presently in the marketplace that competes directly with the Ah-IMMUNOASSAY(trademark), organizations in the field of environmental diagnostics are potential competitors.

     Based upon scientific papers presented by the Company and others at International Symposiums on Dioxins and Related Compounds the Company anticipates performance of the Ah-IMMUNOASSAY(trademark) to be free of interference with common, nontoxic, naturally occurring, organic compounds that are capable of interacting with the Ah-receptor. Furthermore, the Company's assay, unlike others presented, does not require the use of dangerous radioisotopes and can be performed in hours. The Company believes these qualities provide a significant competitive advantage to the Ah-IMMUNOASSAY(trademark) over all other known bioanalytical assays for dioxin-like compounds.

Business Strategy.
     Environmental engineering firms must rely exclusively on sophisticated instrumentation, reagents, highly trained personnel and significant elapsed time for the information they need to begin any plan for remediation. By providing a real-time assay and freeing highly trained technicians for more sophisticated work, the Company believes that the Ah-IMMUNOASSAY(trademark) would be an invaluable tool to these target markets. For this application the Company has developed the Ah-IMMUNOASSAY(trademark) as a supplement to and not a replacement for existing instrumental methods by providing a system for use in connection with existing environmental remediation efforts at increased efficiency and decreased cost. Recently the EPA circulated proposed regulations providing for the measurement of the dioxin family to be expressed as "Toxic Equivalent Quotients". The Company's assay provides this form of response and measurement.

     Additionally, developing economies in Asia and Eastern Europe are facing significant environmental problems with dioxin-like compounds and have neither the sophisticated instrumentation nor the trained personnel to address their analytical needs. In these potential markets there is the immediate need for an inexpensive testing system that will reliably identify problematic water, food and soil contamination.

     In January 1995, the Company announced an agreement with Dow Environmental providing for a non-exclusive license and an option for an exclusive license to evaluate and commercialize the Company's
Ah-IMMUNOASSAY(trademark) technology.    Earlier this year Dow
Environmental notified the Company that it does not intend to execute the exclusive worldwide license for the assay. Their intent is to use the assay for safety testing within the Dow organizations. The Company is in discussions with Dow to obtain a release of the nonexclusive agreement which will permit licensing the technology to other companies.

     In October representatives from China conducted tests on samples from mainland China in the Company's lab utilizing the assay. The results of that test proved the usefulness to countries with enormous environmental problems utilizing low cost field test facilities.

     Since August the Company has been in discussion with Japanese representatives of environmentally sensitive companies needing this type of assay for use in Japan. They are reviewing the technology and patents in preparation for conducting tests at the Company and then in Japan.

     While the Company believes that a license arrangement can be achieved there is no assurance that this license can be completed.

Signal Transduction and Cancer Diagnostics

Scientific Background
     All of the Company's products and their applications are based on a biochemical process known as signal transduction -- a form of information processing. Two proteins involved in separate cellular signal transduction pathways, p34 and the Ah-receptor, have been formatted by the Company into products that address the detection of cancerous tissues, identification of cancer causing chemicals and discovery of anti-cancer drugs.

     The Company's CDK2 biomarker has been applied to the diagnosis of human prostate, as well as canine osteosarcomas, lung tumors and lymphosarcomas. Additionally, CDK2 serum and CDK1 tissue assays can be used to detect chemically induced cancer in laboratory rodents. The Company's CDK1 biomarker is one of the earliest indications that a normal cell is undergoing transformation to a cancer cell and, therefore, CDKs provides unique advantages in each of these applications.

     In human medicine, CDK2 has demonstrated the capacity to identify individuals diagnosed with benign prostate hyperplasia who may be at high risk for development of metastatic prostate cancer. Males with metastatic prostate cancer have a 4-fold elevation of CDK2 in their serum in comparison to normal males. Early diagnosis of cancer in companion (dog and cat) animals suffers from the necessary expense of using a number of tissue-specific tumor biomarkers. Since CDK2 can be detected in the serum from any tumor tissue, the veterinarian can utilize a single serum CDK2 determination as a cost-effective part of routine dog and cat physicals. Similarly, the determination of a chemical's ability to induce cancer in rodents can benefit from a serum biomarker for tumor-bearing animals. By monitoring the serum CDK2 concentration of rodents receiving a test chemical, it is possible to assess the relative carcinogenicity of the chemical within 90 days as compared to the two years that it currently takes to determine chemical carcinogenicity in rodent bioassay systems.

Research Products
     Currently the Company has seven products for research purposes only designed for laboratory animal carcinogen testing and cell culture markets. Utilizing an Enzyme Linked Immunosorbent Assay ("ELISA") format, the In VIVO research product line (two kits plus a combination kit) is for research of the quantification of CDK1 in human or animal tissues except blood. The In Vitro research product line (two kits plus a combination kit) permits quantification of CDK1 in cell cultures. Visualization of increased CDK1 in specific cells on microscopic slides is achieved by means of the Company's CDK1 Antibody Immunohistochemistry Kit.

     Since several protein biomarkers had established a history of use in the human and animal solid tissue research markets before CDK1 was discovered, the Company offers ELISA kits for research on the quantification of the most widely-used competing biomarker in this market, PCNA (proliferating cell nuclear antigen). The Company's IN VIVO-CDKTM ELISA with confirmatory PCNA ELISA enables the researcher to make a direct comparison of both the CDK1 and PCNA biomarker.

     In April 1996 the Company signed an exclusive worldwide licensing agreement for its CDK1 biomarker with CN Biosciences (formerly
Calbiochem-Novabiochem) providing for royalties on a graduated scale commencing at 5%.

Competition - Laboratory Animal Cancer Diagnostics
     The most significant barrier to entry for the cancer biomarker test in rodent studies is the general aversion by the marketplace to new technology in toxicology testing. Toxicology studies in the pharmaceutical and agrochemical industries are performed to assess chemical safety (carcinogenic potential). Ultimately, results of these studies are submitted to the FDA or EPA as part of drug or chemical applications. Although not mandated, the protocols for data submission established by these agencies are generally "recommended". Although the Company's published and marketing data demonstrates that toxicity studies could be conducted more quickly and with significant cost reduction using its CDK1 tests, the regulatory culture of these industries has prevented rapid penetration by the Company of this market. Products currently on the market that complete with the Company's ELISA assays include 3H-thymidine, a radioactive compound, and bromodeoxyuridine. These compounds are the reagents that are currently used in methodology to assess the ability of a chemical to generate a proliferative response in a cell. The testing protocols that are used with these chemicals are time consuming, taking up to several months to produce a result, and the generated data are difficult to interpret.

     A strength of the CDK serum/tissue cancer diagnostic tests is that they are the first molecular, mechanistic assay offered to the toxicology industry. However, many principal investigators in the field of toxicology, among others, are not conversant with molecular biology techniques, cell cycle analysis, or current cancer research.

     As health care reform increases the pressure on pharmaceutical companies to reduce the prices of new drugs, it is conceivable that pressure to adopt cost-cutting new technologies also will increase.
The mechanistic nature of the Company's test may be useful in cutting research costs. In addition, the Company anticipates offering three separate products to the toxicology market. This portfolio of products is expected to meet the needs for monitoring, documenting endpoints and analyzing archival materials.

Competition - Human CDK2 Cancer Diagnostics
     There are a number of companies and academic scientists endeavoring to discover serum-based tumor markers, many of which have significantly larger resources than that of the Company. The Company believes that its marker, however, is currently the only tumor biomarker that is mechanistically based. That is, since the role of CDK2 in cell division and the fact that this protein is elevated in transformed cell lines and tumors is known, the CDK2 marker is ideally suited as a diagnostic marker for a large number of cancers. The universality of CDK2 for all cancers is a positive attribute indicating that the biomarker could be useful for detection, prognosis and post-therapy to monitor for recurrence of the cancer. CDK2 is also one of the earliest indicators of cell transformation and, as such, provides the physician with a greater range of therapeutic options.

     However, the ubiquity of the CDK2 biomarker for all cancers has a weakness for the diagnostician. Since CDK2 detects abnormally high cell division from any cancerous tissue nonspecifically, a physician could not use a CDK2 test alone to determine where the cancer is located. This deficiency may be overcome through the use of a panel of cancer biomarkers. For example, prostatic acid phosphate (PAP), prostate-specific antigen (PSA) and CDK2 could be requested for a patient if prostate cancer were suspected. The use of several tumor biomarkers as a diagnostic panel may increase the positive and negative predictive values of all biomarkers in the panel.

     It is expected that the CDK2 tumor biomarker initially will be evaluated for prostate cancer, then for breast, colon, lung, ovarian and uterine cancers. Ultimately, CDK2 has the potential to be widely used as a screen during regular check-ups to determine if any early, undetected cancers of any site are present. As an in-vitro diagnostic, the CDK2 tumor biomarker requires pre-market notification or approval by the Food and Drug
Administration.

     A variety of tumor biomarkers are currently being introduced by various competitors. The Company's strategy is to validate the CDK2 biomarker in a number of studies, obtain FDA clearance to market the biomarker, and then build physician awareness and understanding so that the test will be ordered. p53, p65, nuclear matrix proteins, and biomarkers are also vying for attention and clinical importance.

     Future competitors could arise from as yet undiscovered biomarkers or technologies. The Company, however, knows of no competing technologies under development at this time. There is a trend toward home diagnosis as with blood sugar levels, cholesterol and pregnancy. If a home monitoring screen for cancer was desired, however, the CDK2 biomarker could be easily converted to the necessary test format. FDA clearance to market the CDK2 biomarker for home use would be required.

Competition - Veterinary CDK2 Cancer Diagnostics
     There are currently no screening tests for cancer being used in veterinary medicine. Therefore, the Company expects single greatest barrier to the successful introduction of the CDK2 test to be acceptance by veterinarians and pet owners. Recent growth of oncology as an area of specialization in veterinary medicine is expected to facilitate the adoption of the test.

     The Company's patented test is expected by the Company to impede immediate imitation. The fact that the biomarker is a mechanistic marker also should make it difficult for another test to enter the market after initial acceptance. The Company intends to rely upon the quality reputation and capabilities of its intended partner to maintain sales and market share.

     For the companion animal market, general economic factors will play a role in the willingness of research customers to add a new test to their veterinary bills. Major competitors may attempt to maintain comparable product lines, so it is expected that other veterinary suppliers could produce a companion animal cancer screening test. The likelihood of success for another company is difficult to predict, although such success may require substantial investments in research and development.

Business Strategy - Laboratory Animal Diagnostics
     The potential customers for the IN VIVO-CDKTM and IN VITRO-CPATM are toxicologists working to characterize the carcinogenicity of chemicals in the pharmaceutical, agrochemical, food and cosmetic industries. The CDK1 diagnostic market in toxicology can be estimated based upon the number of rodents used in cancer testing in the US. Sixteen percent of animals used in research are involved in studies to evaluate the toxicity of chemicals. Of that number, 63% represent studies that could use the CDK1 cancer diagnostic test. Currently, 20 to 40 million rodents are used each year for toxicology testing. Approximately 10% of these animals are used in studies in which the CDK1 diagnostic test could be applied which represents the Company's target market. The Company's ELISA CDK1 diagnostic test kit currently on the market for rodent tissues can assay 42 tissue samples per kit. Estimating usage at three or four assays per animal based on the number of tissues or serum assays per animal, the potential number of tests is estimated at eight to 16 million tests per year. Based on the Company's current kit price, the market potential in the US is estimated to be in the range of $75 to $150 million per year.

     The regulatory environment facing customers of the rodent CDK1 diagnostic test has inhibited the rapid adoption of new technologies and testing protocols. Testing laboratories routinely use procedures, tests and protocols approved by the FDA. This barrier to sales can be alleviated by the introduction and regulatory approval of CDK2 serum diagnostics in human and veterinary medicine, of which there can be no assurance.

     In April 1996 the Company signed an exclusive worldwide licensing agreement for its CDK1 diagnostic with CN Biosciences (formerly
Calbiochem-Novabiochem) providing for royalties on a graduated scale commencing at 5%.

     The Company's research finding, that CDK2 can serve as a serum biomarker for cancer and its progression, has led to the continued development of two additional products; these diagnostic tests provide for rapid and early detection of cancer in humans and companion animals such as dogs and cats.

Business Strategy - Human CDK2 Cancer Diagnostics
     If FDA clearance or pre-market approval is obtained, the Company in partnership with testing labs, expects to market the CDK2 diagnostic testing kits to the clinical chemistry laboratories in hospitals and reference laboratories. Attending physicians would utilize the Company's CDK2 diagnostic testing kits for patients to assist in the diagnosis of prostatic, breast or colon cancer. Additionally, the serum CDK2 diagnostic test would be used to assess treatment efficacy and to define the period of remission.

     The overall market for serum tumor biomarkers in 1992 was $85 million. An annual growth rate of 10% was forecast through 1997 in the Biomedical Business International Report, 1992. Market size is projected to grow when additional tumor markers obtain FDA approval. Market growth also could be significantly increased if viable serum marker screening tests are developed and adopted for any of the major cancer types.

     The CDK2 biomarker is a mechanistic biomarker for the detection of cancer cells, which represent a novel characteristic of tumor biomarkers. See "Patent Applications and Proprietary Technology." Furthermore, the Company has filed a patent to protect its rights to the CDK2 serum marker. Present tumor markets for the CDK2 biomarker include prostate, breast and colorectal cancers, while markets that could be developed after the second year include lung, uterine/cervical, bladder and ovarian cancers.

     The current format of the test is expected to be compatible with the Company's intended partner reference laboratory. In subsequent years, the Company expects to evaluate the test's format for high volume scale-up on automated instruments.

     The Company intends to sell the marketing rights to such tests to a third party for an up-front licensing fee, milestone payments and royalties of which there can be no assurance. The Company expects that overseas distribution will be through licensing to one or more diagnostic companies.

Business Strategy - Veterinary CDK2 Cancer Diagnostics
     The American Veterinary Medical Association ("AVMA") estimates that there were 110 million dogs and cats in the US in 1993. Assuming only 20% of these animals visit a veterinarian on an annual basis, these numbers yield 22 million companion animal visits to veterinarians each year. The target customers are the veterinarians who treat these 22 million animals and the target use is for integration into routine physical exams for dogs and cats. The market for CDK2 cancer diagnostic tests is veterinarians working in small clinics as well as large hospitals.

     In October 1994, the Company licensed the marketing rights to the assay to IDEXX Laboratories, Inc., a company with revenues in excess of $130 million per year in the veterinary diagnostic market, in exchange for a licensing fee and royalty payments from IDEXX Laboratories, Inc.

Patent Applications and Proprietary Technology

     The Company believes that patent protection of materials or processes it develops and any products that may result from the Company's research and development efforts are important to the commercialization of the Company's products. The Company has five US patent applications and three foreign applications that are currently pending.

 In the 1995 fiscal year the Company filed a US patent describing the use of compounds identified from two of its TCM extracts. The patent describes uses of these compounds for the treatment of cancer, arterial restenosis following angioplasty and the prevention or treatment of cytopathology related to HIV-1, herpes or hepatitis infections.

     Two patent applications for the biosensor detection methodology, which utilize properties of ligand-receptor interaction such as the Ah-IMMUNOASSYTM and potential derivative products using the Ah receptor technology, have been filed in the United States Patent and
 Trademark Office on behalf of Cornell Research Foundation, Inc. See "Exclusive License Agreement with Cornell Research Foundation,
Inc.". The first, describing an indirect immunoassay for the detection of dioxin-like compounds issued on March 5, 1996 as U.S.
Patent No. 5.496.703. The second application issued on June 25, 1996 as U.S. Patent No. 5.529.899 for foreign patent applications based upon the first patent were filed in Europe, Canada, and Japan and are still pending. Cornell Research Foundation has filed a Patent Cooperation Treaty (PCT) application for the second patent application that will allow applications to be filed in these countries and others after an international examination process.

     The Company filed a third patent on October 27, 1995 describing improvements to the Ah-IMMUNOASSYTM technology. This new assay is targeted for markets in Asia and Eastern Europe. The simplicity and speed of the new formats, which will be owned entirely by the Company, are ideal for countries with enormous environmental problems and little financial support for high-cost instrumentation.

     The Company filed for patent protection in Europe and Canada in fiscal 1994 on finding the increased presence of CDK protein in cells that are exposed to carcinogenic chemicals and after becoming cancerous. This concept was accepted by the International Preliminary Examining Authority during the prosecution of the Patent Cooperation Treaty patent application and a notice of allowance has been received on one of the U.S. patent applications related to this technology. If patents are issued, the Company will have exclusive rights to assays that use certain CDKs as early diagnostic or prognostic markers for cancer.

     It is anticipated that continuing United States and corresponding foreign patent applications will be filed in the future. There can be no assurance that any patents will be issued based upon such applications or that any patents that may be issued will provide the Company with significant protection from competitors. Further, there can be no assurance that any patents that may be issued based upon such applications will not be successfully challenged and declared invalid.

     The patent positions of biopharmaceutical and biotechnology firms, as well as of academic and other research institutions, are uncertain and involve complex factual and legal questions. Accordingly, no predictions can be made regarding the allowance, breadth or enforceability of claims in these applications or others that may be filed by the Company. The Company and Cornell Research Foundation, Inc. believe that they have the sole and exclusive rights in the technologies underlying the Company's products. The Company would vigorously defend any attempt by any individuals to assert any rights in such technologies. Although Cornell Research Foundation, Inc. has substantial resources to legally enforce its patent rights, there can be no assurance that it will do so. If Cornell Research Foundation, Inc. elects not to enforce its patent rights in the technologies underlying the Company's products, the Company has the right under its license agreement with Cornell Research Foundation, Inc. to seek to enforce those rights. However, in such event, there can be no assurance that the Company will have the financial resources to do so. In addition, although all of the Company's employees are parties to confidentiality agreements which are intended to protect the Company's proprietary technology, there can be no assurance that any of such employees will not compromise any of the Company's proprietary rights.

     The Company also relies upon unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information or techniques or otherwise gain access to the Company's proprietary technology or disclose such technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology.

     United States trademark applications were approved during the 1995 fiscal year for IN VIVO-CDK( and IN VITRO-CPA( ELISA assays.
Exclusive License Agreement with Cornell Research Foundation, Inc.

     The Company and Cornell Research Foundation, Inc., a wholly-owned subsidiary corporation of Cornell University, are parties to a license agreement (the "License Agreement") pursuant to which the inventors have assigned to Cornell Research Foundation, Inc. their ownership interests in the Ah-IMMUNOASSAYTM technology in accordance with Cornell University's patent policy. Cornell University's patent policy states that all patentable inventions conceived or first reduced to practice by Cornell University's faculty and staff in the course of research conducted during an inventor's employment with Cornell University or with the use of Cornell University's resources shall belong to Cornell University, thereby giving Cornell University, through Cornell Research Foundation, Inc., the right to grant licenses under such patent applications and patents issuing thereon.

     Pursuant to the License Agreement, Cornell Research Foundation, Inc. has granted an exclusive license for any patent applications based on the Ah-IMMUNOASSAYTM and any patents issuing thereon to the Company and the Company has issued to Cornell Research Foundation, Inc. 195,190 shares of Common Stock of the Company. In the License Agreement, Cornell Research Foundation, Inc. has expressed an intention to maintain a passive non-voting position with respect to its stock holdings in the Company. The Company also will pay Cornell Research Foundation, Inc. a royalty equal to 3% of the net sales price of licensed products based on Ah-IMMUNOASSAY(trademark) technology sold by the Company in the United States and throughout the world. Dr. John G. Babish, an officer of the Company and a co-inventor of the Ah-IMMUNOASSAY(trademark) technology, is entitled to a portion of such royalty payments since Cornell University's patent policy provides that the inventor of patented technology owned by Cornell Research Foundation, Inc. shall be entitled to a distribution of a portion of the net royalty income. Dr. Babish has assigned to the Company all of the royalty payments which he is entitled to receive pursuant to Cornell University's patent policy. Among other matters, the License Agreement also provides that the Company shall exercise diligence to introduce the licensed product into the commercial market.

     The Company has the right to sub-license under the License Agreement with the approval of Cornell Research Foundation, Inc., which approval may not be unreasonably withheld or delayed. The Company's rights and obligations under the License Agreement are non-assignable, except to its successor in business if such assignment is approved by Cornell Research Foundation, Inc., which approval may not be unreasonably withheld or delayed. The License Agreement provides for the indemnification of the Company by Cornell Research Foundation, Inc. from any damages, costs or expenses incurred by reason of a breach of Cornell Research Foundation, Inc., warranties set forth in the License Agreement. The License Agreement further provides for the Company's indemnification of Cornell Research Foundation, Inc. with respect to any claim arising out of the Company's or its transferees' use of inventions licensed or information furnished under the agreement, or out of any use, sale or other disposition by the Company or its transferees of products made by use of such inventions or information.

     Any exclusive license under a patent application lasts until the expiration date of the last to expire licensed patent, unless otherwise earlier terminated. Cornell Research Foundation, Inc. may terminate the License Agreement for noncompliance with a material provision by six month notice to the Company. Upon receipt of such notice, the Company has ninety days to cure its noncompliance.

Relationship with Cornell University and Cornell Research Foundation,
Inc.

     The initial Ah-IMMUNOASSAY(trademark)technology was developed at Cornell University. The Company is a party to the License Agreement with Cornell Research Foundation, Inc. covering this system. See "Exclusive License Agreement with Cornell Research Foundation, Inc."

     Cornell University received 78,660 shares of the Company's Common Stock in consideration for consulting services rendered to the Company by various members of the faculty of Cornell University. Cornell Research Foundation, Inc. received 195,190 shares of the Company's Common Stock in consideration for entering into the License Agreement. In the License Agreement, Cornell Research Foundation, Inc. has expressed an intention to maintain a passive non-voting position with respect to its stock holdings in the Company.

     In July 1993, Dr. Babish began to devote his full time to the Company, taking an indefinite leave of absence from his tenured position at Cornell University until July 1996 when Dr. Babish resigned from this position.

Government Regulation and Approval
     The formulating, processing, manufacturing, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (FDA), the Federal Trade Commission (FTC), and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and foreign countries to which the Company's products may be distributed and in which the Company's products may be sold. The FDA, in particular, regulates the formulation, manufacture, and labeling of dietary supplements, drugs and diagnostics.

Dietary Supplements
     Herbs and other botanicals, including the Company's Chinese herbs and herbal extracts, are regulated as dietary supplements under the Dietary Supplement Health and Education Act of 1994, so long as no claims are made that such dietary supplements are intended for the diagnosis, cure, mitigation, treatment, or prevention of disease in humans or other animals. The Company presently intends to introduce AndroVir(trademark)-DS and AndroCar(trademark)-DS to the market as dietary supplements during 1997.

     The Dietary Supplement Health and Education Act of 1994 was adopted in recognition of the role dietary supplements, including herbs and other botanicals, can play in health promotion and the link between supplements and prevention of chronic diseases such as cancer, heart disease and osteoporosis. This new law revises the provisions of the Federal Food, Drug, and Cosmetic Act (FFDCA) concerning the definition, composition and labeling of dietary supplements. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet. The legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15,1994. A dietary supplement which is to contain a new dietary ingredient, one not on the market before October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA at least 75 days before the product is to be marketed.

     The provisions in the law that are significant to the Company are:
(i) If a product is first marketed as a dietary supplement and is later approved as a new drug, it may remain on the market as a dietary supplement unless the FDA determines by regulation that it is unsafe. If a product is first publicly investigated or approved as a new drug before being marketed as a dietary supplement, it may not later be marketed as a dietary supplement unless the FDA determines by regulation that it is safe to do so. (ii) A dietary supplement containing only old dietary ingredients can be removed from the market if the FDA shows that it presents "a significant or unreasonable risk of illness or injury," that it is or contains a "poisonous or deleterious substance which may render it injurious to health" or if the FDA determines that it "presents an imminent hazard to public health or safety." (iii) A dietary supplement containing a new dietary ingredient can be removed from the market if there is "inadequate information to provide reasonable assurance that the ingredient does not present a significant or unreasonable risk of illness or injury." (iv) Dietary supplements may make statements of nutritional support on their labels which describe the role of a dietary ingredient intended to affect any part of the structure or function of the human body, characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function, or describe general well being from consumption of the dietary ingredient, so long as the statement is substantiated to be truthful and not misleading, FDA is notified within 30 days of first making the statement, and the statement is accompanied in boldface by the following: "This statement has not been evaluated by the Food and Drug
Administration. This product is not intended to diagnose, treat, cure, or prevent any disease."

     The general labeling requirements for dietary supplements have not been clearly established. In December 1995, the FDA issued proposed regulations to govern the nutrition and ingredient labeling of dietary supplements. These regulations are expected to become final early in 1997 and would require the Company to conform any dietary supplement labels to the regulations.

     The products intended to be marketed by the Company as dietary supplements (AndroVir(trademark)-DS and AndroCar(trademark)-DS) may be determined by the FDA to be new drugs. In such case, new drug approval would be required in order to market or to continue marketing the products.

     Advertising and label claims for dietary supplements are also regulated by state and federal authorities under a number of disparate regulatory schemes. There can be no assurance that a state will not interpret claims presumptively valid for dietary supplements under federal law to be illegal or to be drug claims under the state's laws or regulations, or that future FDA or FTC regulations or decisions will not restrict the permissible scope of such claims.

     Governmental regulations in foreign countries where the Company may determine to commence sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation of the Company's products.

     See "Effect of Governmental Regulations on the Company."

Pharmaceuticals
     Under the FFDCA, drugs are defined as articles intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in man or other animals. In addition, a drug is an article (other than food) intended to affect the structure or any function of the body of man or other animals. To the extent that the Company markets its products as dietary supplements, a subset of food, the Company may make statements of nutritional support (structure or function claims), as set forth above in "Dietary Supplements," without causing the products to be deemed drugs.

     If the Company's products were deemed by the FDA to be drugs or, if the Company chooses to develop the products as drugs, the products would be new drugs under the FFDCA. As new drugs, these products would require FDA approval prior to marketing based on clinical studies demonstrating safety and effectiveness. An Investigational New Drug exemption must be obtained from FDA prior to the initiation of human clinical trials. In order to obtain an Investigational New Drug exemption, the Company would be required to establish the chemistry of the compound (including assays for identity, strength, quality and purity) to be investigated and to demonstrate that it is manufactured and controlled in accordance with current good manufacturing practices for pharmaceuticals. In addition, the Company would be required to establish the safety of the compounds by toxicological studies in animals. It is possible, but by no means probable, that some of all of these requirements would be waived by FDA based on the history of use of the herb in traditional Chinese medicine or otherwise.

     If the Company were to seek approval of a New Drug Application for a compound, at least two adequate and well-controlled clinical trials, in several hundred patients or more, usually performed in multiple centers, would be required. These are in addition to Phase I (initial evaluation of safety) and Phase 2 (initial evaluation of efficacy) human clinical trials to identify compounds safe enough for and worthy of large scale efficacy studies. In addition, the Company would be required to develop human pharmacokinetic and bioavailability data.

     The new drug approval process, including performing clinical trials to establish efficacy, usually takes at least several years and requires a substantial investment of capital. In certain circumstances, expedited approval is possible for drugs intended to treat life-threatening or debilitating diseases where initial safety and efficacy is established in Phase I and Phase II clinical trials. Once approval is obtained, the Company may be entitled to a period of exclusivity depending an whether the compound is considered a New Chemical Entity or not and whether the Company owns or has exclusive rights in the clinical trial data, or contributed more than half its cost. Once a new drug is approved, annual and other reports are required to be submitted to FDA, including reports of adverse drug experiences.

Diagnostics
     Neither the Ah-IMMUNOASSAY(trademark) nor the INVIVO-CDK(trademark) and the IN VIVO-CPA(trademark) assays used for environmental analyses or for research purposes only currently require pre-market approval by the FDA, the EPA or any other regulatory agency. However, there can be no assurance that these products will not become subject to pre-market approval or some other form of government regulation at a future date.

     The IN VIVO-CDK(trademark) and the IN VITRO-CPA(trademark) assays can be used immediately by customers to screen drugs and compounds as nongenotoxic carcinogens. Sufficient data must be generated to substantiate the correlation to presently accepted in vivo tests prior to the test being accepted as a complete substitute for these in vivo tests. The Company expects that it will take up to eight years before complete acceptance is achieved. The Company has based this estimate of the time required for acceptance for prior assays that test genotoxic carcinogens. There is no guarantee that this acceptance will occur or that it will occur in the time frame estimated by the Company.

     In addition, diagnostic tests developed from the IN
VITRO-CPA(trademark) ELISA kit will be subject to FDA or other regulatory approval if they are used in clinical diagnostics.
This test may be classified by the FDA as a Class III medical device, automatically requiring an FDA-approved pre-market approval application ("PMA") prior to commercial marketing and distribution in the clinical diagnostic market.

     A PMA for a diagnostic test must contain the results of clinical investigations providing reasonable assurance that the test is safe and effective for its intended use. Thus, the data in such a study must demonstrate the sensitivity and specificity of the test to a sufficiently high degree to permit a judgment that the test will be clinically useful in diagnosing a specific disease or condition, and that the risk of a misdiagnosis is minimal. The FDA usually requires investigations at three separate sites to establish inter-laboratory reproducibility of results. While this investigational process is typically less complex and costly than the clinical testing process for pharmaceuticals, it nonetheless requires a sizable investment of capital. The Company cannot commercialize a medical diagnostic test classified by the FDA as a Class III medical device until the FDA approves a PMA for the product.

     A Class III or other medical device not approved for marketing in the US may be exported for commercial sale in other countries pending PMA approval upon notification to the FDA. If the device is approved for marketing in certain foreign countries, the filing of a notification that such commercial sale is approved is sufficient to begin exportation.

        Under the Patent Term Restoration Act of 1984, an entity which owns a patent claiming a Class III medical device requiring PMA approval, or a method of using or manufacturing such a product, may apply for an extension of the normal statutory patent term of 20 years to compensate for the time taken for clinical research and FDA review of the product's PMA. The Company may be eligible to apply for such additional patent protection if a patent issues on any of its medical diagnostic tests requiring PMA approval. There can be no guarantee, however, that any such patents will be issued or that such patent term extensions will be obtained.

Effect of Governmental Regulations on the Company
     There is a risk that the FDA may take the position that the Company's clinical trials of AndroCar(trademark) and/or AndroVir(trademark) are new drug investigations which would require an Investigational New Drug exemption to continue the trial. In addition, there is a risk that the FDA may take the position that the marketing of AndroCar(trademark)-DS and AndroVir(trademark)-DS to individuals compromised by cancer or HIV+ is a new drug use, and not a dietary supplement use, and that new drug approval is required prior to marketing. Either of these events, while contestable with FDA, would require the Company to re-evaluate how it intends to market the products.

     There also is a risk that FDA may take the position that Andrographis paniculata, as it is proposed for use in AndroCar(trademark)-DS and AndroVir(trademark)-DS, is a new dietary ingredient requiring a 75 day advance notification to FDA and the submission of evidence of safety prior to marketing. If this were to occur, introduction of these products to the market could be delayed.

     In late October 1996, FDA personnel performed an inspection at the Company's offices in Ithaca, New York in order to obtain information related to the clinical trials that the Company has performed and is performing on AndroCar(trademark), as well as to obtain samples of AndroCar(trademark). Study-related information and AndroCar(trademark) samples were provided by the Company.

     With respect to product development generally, the Company is not aware of any other companies that are proceeding with development on dual tracks as dietary supplements making statements of nutritional support (structure or function claims) and pharmaceuticals. Accordingly, the Company anticipates that it may be subject to greater scrutiny by FDA than if it were pursuing either course alone.

     Initially, the Company does not anticipate that the drug discovery pathway will be effected by FDA pharmaceutical regulation under the FFDCA, since the Company intends to license drug compounds to established pharmaceutical companies prior to extensive testing and development. In the future, it is conceivable that the Company could move further downstream in the new drug development process, possibly through Phase I clinical trials, in which case compliance with FDA regulations regarding Investigational New Drugs would become an important factor.

     Due to the nature of the Company's products, they could become subject to governmental regulation in the future, and changes in regulations on other industries or products could indirectly affect the pricing and markets for the Company's products.

     Proposed legislation for health care reform has increased pressure on pharmaceutical companies to reduce their pricing. The
Company's Cell Proliferation Assays, if they are accepted by the scientific community, can provide its customers with the ability to reduce their direct costs and time required to either perform tests or to develop products for market. They also provide the customer with information regarding toxicity that is not currently available from any other source.

Funding of Research and Development

     The Company expended $1,362,971 and $703,806 on research and development in fiscal years 1996 and 1995, respectively. None of these research and development costs were borne directly by customers.

Costs of Environmental Compliance

     The Company believes it is in compliance with all environmental laws and the cost to the Company for this compliance has been minimal.

Employees

     As of September 30, 1996, the Company had 20 employees. Nine employees are primarily engaged in research and development. Four employees are engaged in publishing the newsletter. Nine of the employees have a Ph.D. or MD degree. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be excellent. All employees of the Company are signatories to confidentiality agreements that restrict proprietary rights in, and commercial development of, all technology developed by the employees.

ITEM 2.   Description of Properties.

     The Company's executive offices and research facilities are located at Langmuir Laboratories in Ithaca, New York, and occupy approximately 6,000 square feet at that location. The Company occupies this space under a one year lease from Cornell University which expires in 1997 and provides for automatic annual renewals. At this time and for the foreseeable future, the Company believes that this space is sufficient for its administrative offices as well as currently contemplated manufacturing and research and development activities.
The Company believes that the cost of such space is competitive.

ITEM 3.   Legal Proceedings.

     In June 1993, a suit was commenced in the New York State Supreme Court (Onondaga County) by certain persons, individually and doing business as In Vitro Bioanalytic Systems, against the Company, Dr. John
G. Babish, an officer and director of the Company, and Edward Heslop, a founding shareholder of the Company.

     The plaintiffs allege, among other things, that in 1990, prior to the Company's incorporation, a partnership had been formed with Messrs. Babish and Heslop to commercialize products which the Company is now developing. Damages, an accounting and an injunction are being sought against the Company. By decision dated September 14, 1994, the Court dismissed certain of the plaintiffs' claims against the Company while permitting a claim alleging unfair competition to proceed. The Company believes that the suit against it is without merit, intends to continue to vigorously oppose the allegations and is appealing the Court's ruling to the extent that it did not dismiss the entire complaint.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     None.

PART II


ITEM 5.        Market for Common Equity and Related Stockholder
Matters.

     The Company's Common Stock, par value $0.01 per share (the "Common Stock"), commenced trading on February 11, 1992 on the over-the-counter market and is quoted on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") under the symbol PRLN. The Company's Redeemable Common Stock Purchase Warrants (the "Warrants") commenced trading on September 24, 1993 on the over-the-counter market and is quoted on NASDAQ under the symbol PRLNW.

     The following table sets forth the high and low bid prices for the Common Stock and Warrants during the periods indicated as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.



                            Common Stock                  Warrant
                      High Bid      Low Bid         High Bid    Low Bid

Fiscal 1995
 First Quarter         2 1/2           7/8             9/32          1/8
 Second Quarter        3 5/8         1 1/2           1 3/16          1/8
 Third Quarter         5 5/8         3 1/8           1 13/16         7/8
 Fourth Quarter        8             3 3/8           4  7/8          7/8


Fiscal 1996
 First Quarter         7  1/8        2  1/8          4  1/8          7/8
 Second Quarter        2  9/16          29/32        1  1/8          7/16
 Third Quarter         4  1/4        2  5/32         1  5/8          3/4
 Fourth Quarter        3  3/4        2  5/8          1  9/16         5/8



     As of December 18, 1996, the Company had 11,669,604 shares of Common Stock outstanding held by approximately 1,200 record holders.
As of such date, the Company had 2,042,870 Warrants outstanding and 60 record holders of Warrants.

      The Company did not pay cash dividends on the Common Stock during the two fiscal years ended September 30, 1996. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate that cash dividends will be paid until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings or any earnings.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussions should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere herein.

General

     Research and product engineering expenses include internal expenditures as well as expenses associated with third party consultants and collaborators. Newsletter expenses and costs include the cost of printing, supplies, and other administrative costs incurred with operating the Company's New Century Nutrition newsletter and the costs related to winding down the operation which ceased publication with its December 1996 issue. General and administrative expenses include salaries, overhead, and consulting costs incurred in connection with maintaining the Company's day to day operations. The Company's historical revenues have primarily been attributable to licensing fees generated from the use of its technology.

Results of Operations

Fiscal years ended September 30, 1996 and 1995

Revenues

     Revenues decreased 81% to $59,000 in the fiscal 1996 from $306,000 in the fiscal 1995. This decrease in revenue is primarily attributable to a $245,000 decrease in licensing fees in the current year. In January 1995, the Company entered into an agreement with The Dow Chemical Company (Dow) for a non-exclusive license and an option for an exclusive license to evaluate and commercialize the Company's Ah-IMMUNOASSAY technology. In connection with the agreement, the Company received a one-time license fee of $250,000 for a worldwide, non-exclusive license. Dow has notified the Company that it does not intend to execute the exclusive worldwide license for the assay. This decrease in revenues was offset in part by the $32,000 in subscription revenue from the operations of the Company's newsletter.


Research and Product Engineering Expenses

     Research and product engineering expenses increased by 94% to $1,363,000 in the fiscal 1996 as compared to $704,000 in the fiscal 1995. The significant increase in these types of expenditures are attributable to the costs of clinical studies associated the Company's AndroVir(trademark) and AndroCar(trademark), and associated personnel increases.

     In the second quarter of fiscal 1995, the Company retained consultants to perform research into Indian sourced herbs and their medicinal benefits. The Company issued 200,000 shares of its common stock as full payment to such consultants in connection with this research and recognized a non-cash research expense of $375,000 in the fourth quarter of fiscal 1995.

General and Administrative Expenses

     General and administrative expenses were $2,007,000 and $1,014,000 in fiscal 1996 and fiscal 1995, respectively, representing increases of 98% in fiscal 1996 from fiscal 1995. These expenses relate to the administration of the research, development and product engineering activities and support services including raising capital, arranging for facilities, hiring employees, market analysis and the development and administration of the Company's business and marketing plans.

     The primary reasons for the increase in general and administrative expenses in fiscal 1996 are due to increases in hiring of additional employees, costs incurred with respect to raising additional capital and marketing initiatives put in place to develop the Company's business. Also included in fiscal 1996 are $160,000 of non-cash expenses associated with an aggregate of 283,000 of options or shares issued in consideration of legal and professional services performed, or to be performed, for the Company.


Newsletter Expenses and Costs

     During November 1995, the Company, through its wholly-owned subsidiary, purchased substantially all of the assets related to the New Century Nutrition (formerly Nutrition Advocate), a newsletter promoting disease prevention through nutrition, from Advocacy Communications, Inc. The purchase price for the acquired assets was $350,000 in cash. T. Colin Campbell, a Director of the Company and his son T. Nelson Campbell, then a Vice President of the Company, were majority shareholders and officers of Advocacy Communications, Inc.

     The purchase price represented principally intangible assets which were to be amortized on a straight-line basis over 10 years. During fiscal 1996, the Company incurred expenses of approximately $531,000 developing the newsletter and soliciting subscriptions.

     In December 1996, the Company decided to cease publication of the newsletter effective January 1, 1997. The Company will seek a buyer for either the newsletter business and/or the subscriber list. The Company wrote off the purchase price of the newsletter of $350,000 and accrued $75,000 for the anticipated costs to wind up the newsletter operations all of which are reflected in the September 30, 1996 financial statements.

Officer Stock Compensation

     In fiscal 1995, the President and then CEO of the Company, purchased common stock at prices below market on the date of purchase. The Company incurred a one-time, non-cash compensation expense of $1,228,000 for the period ended September 30, 1995.

Liquidity & Capital Resources

     As of September 30, 1996, the Company maintained working capital of $3,820,000, which included cash and cash equivalents of $4,171,000. On September 30, 1995, working capital was $821,000 and cash and cash equivalents were $1,416,000. During fiscal 1995 and 1996, the Company raised $9.9 million in equity through a series of transactions as described below.

     In June and July 1996, the Company completed a private placement to certain investors for net proceeds of $2.2 million in which it issued 825,001 shares of common stock and 1.2 million warrants with various exercise prices ranging from $3.25 to $4.50 and other terms.
In September 1996, the Company completed a private placement financing to many of the same investors for net proceeds of $2.0 million in which it issued 683,333 shares of common stock and 683,333 warrants with various exercise prices ranging from $3.25 to $4.00 and other terms.

     During the period, August through October 1995, the Company sold 300,000 shares of common stock and 102,351 of convertible preferred stock in private transactions generating net proceeds of $5.7 million. During the period October 31, 1995 through February 1, 1996, all of the holders of the convertible preferred stock converted such shares into
5.4 million shares of common stock.

     The Company intends to use the proceeds for continued research and development, product launch expenses associated with AndroVir(trademark)-DS and AndroCar(trademark)-DS and for working capital.

     During November 1995, the Company purchased 265,478 shares of its common stock on the open market for an aggregate cost of $1,342,515. The Company has no further plans to make any additional purchases of its shares.

     On April 9, 1996, the Company signed an option to acquire East West Herbs Ltd. of Kingham, England ("EWH"). EWH markets and distributes traditional Chinese medicines in the United Kingdom and throughout Europe. Under terms of the option, the Company has the right to acquire all of the outstanding shares of EWH on or before April 6, 1997 for $780,000 in cash and shares of the Company with a value of approximately $2,400,000 for a total proposed acquisition price of $3.2 million. Additionally, if the option is exercised, the Company has the obligation to extend an additional working capital loan to EWH of $300,000. Consideration for the option was made in the form of an option fee of $20,000 and a working capital loan of $340,000.
The loan bears interest at the LIBOR rate and is payable in eight equal quarterly installments with the first installment to be paid six months after the first anniversary of the loan agreement. The loan is guaranteed by the majority shareholder of EWH.

     The loan is to be used by EWH for inventory purchases, continuing research and development including the clinical trials of two herbal products for cancer patients and corporate working capital.

     EWH is believed to be a leader in its industry and has launched 24 new products during the three month period ended September 30, 1996. Additionally, the Company anticipates that EWH's United States operations will expand as the awareness of complementary medicine increases. Should the Company not exercise its option to acquire EWH, the eventual collectibility of the loan will be subject to EWH's ability to obtain alternative financing, achieve profitable operations and/or positive cash flow in the future as well as the financial resources of the loan's guarantor. If the Company elects to exercise its option, it intends to fund the cash portions of the transactions from its existing funds.

     In October 1994, the Company acquired Pacific Liaisons for approximately $1.6 million in common stock.

     The Company expects to incur additional research and development and product engineering expenses, including personnel and costs related to pre-clinical testing and clinical trials. The Company intends to seek additional funding sources of capital and liquidity through collaborative agreements, through the exercise by the holders of outstanding warrants to purchase common stock or through public or private financing, however, there can be no assurance that additional financing will be available on acceptable terms or at all.

     If additional financing is not available, the Company anticipates that its available cash and existing sources of funding will be adequate to satisfy its capital requirements through fiscal 1997. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of such programs and its acquisition plan, including the exercise of the option to acquire EWH and related transactions.

Recently Issued Accounting Standards

     In March, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long-Lived Assets to be Disposed Of", which becomes effective for the Company in fiscal 1997. This statement establishes accounting standards for the impairment of long-lives assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's consolidated financial position and operating results, nor will it materially affect the Company's cash flows.

     In October, 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This statement establishes an alternative method of accounting for stock-based compensation awarded to employees, such as stock options granted by the Company to employees. SFAS No. 123 provides for the recognition of compensation expense based on the fair value of the stock-based award, but allows companies to continue to measure compensation cost in accordance with the Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Companies electing to retain this method must make pro forma disclosure of net income and earnings per share as if the fair value based method had been applied. The Company plans to continue to use APB No. 25, which does not require the Company to record compensation expense for the stock options it awards to employees. In the Company's consolidated financial for fiscal 1997, the Company will disclose the pro forma effect of the fair value method on 1997 and 1996 net income and earnings per share.


ITEM 7.   Financial Statements




Independent Auditors' Report.

Consolidated Balance Sheets as of September 30, 1996 and September 30,
1995.

Consolidated Statements of Operations for the years ended September 30, 1996, 1995 and 1994, and the period from inception (April 15, 1991) to September 30, 1996.

Consolidated Statements of Stockholders' Equity for the period from inception (April 15, 1991) to September 30, 1996.

Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994 and the period from inception (April 15, 1991) to September 30, 1996.

Notes to Consolidated Financial Statements.

Financial Statement Schedules: No schedules were submitted because they are not applicable, not required or because the required information is included in the Financial Statements or notes thereto.


Independent Auditors' Report


The Board of Directors and Stockholders Paracelsian, Inc.


We have audited the accompanying consolidated balance sheet of Paracelsian, Inc. and subsidiary (a development stage enterprise) as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended to September 30, 1996 and for the period from April 15, 1991 (inception) to September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of and for the year ended September 30, 1995 were audited by other auditors, whose report dated November 30, 1995, expressed an unqualified opinion on those financial statements. The cumulative statements of operations, stockholders' equity, and cash flows for the period April 15, 1991 (inception) to September 30, 1996 include amounts for the period from April 15, 1991 (inception) to September 30, 1991 and for each of the years in the four-year period ending September 30, 1995, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period April 15, 1991 (inception) through September 30, 1995 is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paracelsian, Inc. and subsidiary (a development stage enterprise) as of September 30, 1996, and the results of their operations and their cash flows for the year ended September 30, 1996 and for the period April 15, 1991 (inception) to September 30, 1996, in conformity with generally accepted accounting principles.

                                        KPMG PEAT MARWICK LLP


Jericho, New York
November 22, 1996



                                     Paracelsian, Inc. and Subsidiary
                                       (A Development Stage Company)
                                        Consolidated Balance Sheets
                                        September 30, 1996 and 1995

Assets                                                             1996               1995
------                                                             ----               ----
Current Assets:
  Cash and cash equivalents                                    $ 4,171,402       $ 1,416,022
  Prepaid expenses and other current assets                        278,367           146,155
                                                               ------------      ------------
    Total current assets                                         4,449,769         1,562,177

Equipment, net                                                     384,790           456,555

Traditional Chinese Medicine extracts, net                         622,419           778,014
Licensing agreements, net                                          555,602           678,446
Patents and trademarks, net                                        258,206           209,169
Option to acquire East West Herbs, Ltd. and
 related acquisition costs                                          92,866               -
Loan to East West Herbs , Ltd.                                     340,000               -
                                                               -----------       -----------
                                                                 1,869,093         1,665,629
                                                               -----------       ------------
                                                               $ 6,703,652       $ 3,684,361
                                                               ============      ============

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Accounts payable                                             $   312,817       $   539,084
  Accrued expenses                                                 192,790            65,328
  Deferred revenue                                                  46,858               -
  Due to related party                                              77,597           137,261
                                                               -----------       -----------
    Total current liabilities                                      630,062           741,673

Commitments and contingency

Stockholders' Equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized;
   Series A - 10,700 shares outstanding in 1995                    -                     107
   Series B - 10,000 shares outstanding in 1995                    -                     100
   Series C - 5,000 shares outstanding in 1995                     -                      50
 Common stock, $.01 par value; 20,000,000 shares authorized;
    11,935,082 shares issued in 1996
    and 4,901,584 shares issued in 1995                            119,348            49,016
 Additional paid-in capital                                     20,348,005        11,742,899
 Deficit accumulated during the development stage              (13,051,248)       (8,849,484)
 Treasury stock, at cost; 265,478 shares in 1996                (1,342,515)               -
                                                               ------------      -----------
    Total stockholders' equity                                   6,073,590         2,942,688
                                                               -----------       -----------
                                                               $ 6,703,652       $ 3,684,361
                                                               ===========       ===========


                See accompanying notes to consolidated financial statements.



                                Paracelsian, Inc. and Subsidiary
                               (A Development Stage Company)
                            Consolidated Statements of Operations
                    For the years ended September 30, 1996, 1995 and 1994
                     And the period from inception to September 30, 1996
											Cumulative
											Period from
                                                                                     Inception to
											September 30,
                                           1996            1995            1994            1996
Revenues:
        Marketing rights             $      5,000   $      249,995    $        -      $    254,995
        Products                           22,411           55,695          74,219         157,813
        Subscription revenues              31,625              -               -            31,625
                                      -----------       ----------        ---------      -------------
                                           59,036          305,690          74,219         444,433

Operating expenses:
        Research and product
         engineering                    1,362,971          703,806         972,159       5,257,934
	Research concerning
                Indian herbs                -              375,000             -           375,000
	Newsletter expenses
                and costs                 955,586              -               -           955,586
        Cost of products sold              10,538           28,319          54,785          95,023
        General and administrative      2,006,801        1,013,941       1,004,139       5,390,964
        Officer stock compensation          -            1,228,275             -         1,228,275
                                      ------------      -------------   -----------     -----------
                                        4,335,896        3,349,341       2,031,083      13,302,782
                                      ------------      -------------   ------------    -----------
	Loss from operations during
                the development stage  (4,276,860)      (3,043,651)     (1,956,864)     (12,858,349)

Interest income, net                       75,096           12,455          16,602          307,101

        Net loss during               ------------   -------------   -------------      ------------
             the development stage   $ (4,201,764)   $  (3,031,196)   $ (1,940,262)   $ (12,551,248)
                                      ============   ==============   =============    =============
	Net loss per weighted average
               shares of common stock   $ (0.49)        $ (0.75)        $ (0.84)
                                        ========        ========        ========
Weighted average number of common
	stock outstanding	                    	8,597,479	       4,055,598	       2,312,388
                                        =========       =========       =========

See accompanying notes to consolidated financial statements.







                                                            Paracelsian, Inc. and Subsidiary
                                                            (A Development Stage Company)
                                                       Consolidated Statements of Stockholders' Equity
                                                      For the period from Inception to September 30, 1996

                                                                                                Deficit
                                                                                              Accumulated
                                                                                Additional    During the
                                           Preferred Stock      Common Stock        Paid-In   Development    Treasury
                                           Shares    Amount    Shares     Amount    Capital     Stage         Stock       Total
Issuance of Common Stock April-July 1991      -      $-       806,250 $    8,063  $     -    $       -     $    -    $     8,063
Issuance of Common Stock for licensing,
 technology and consulting services-July 1991                 333,850      3,338                                           3,338
Private placement of Common Stock-
 August-September 1991, net of costs                          267,288      2,673     369,017                             371,690
Net loss(April 15, 1991 to
 September 30, 1991)                                                                              (133,469)             (133,469
                                             -----------------------------------------------------------------------------------
BALANCE, September 30, 1991                   -        -    1,407,388     14,074     369,017      (133,469)       -      249,622

Redemption of Common Stock-November 1991                     (245,000)    (2,450)                                         (2,450)
Initial Public Offering of Common Stock
 - February 1992, net of costs                              1,150,000     11,500   5,103,451                           5,114,951
Issuance of Warrants-February 1992                                                     1,000                               1,000
Net loss (year ended September 30, 1992)                                                        (1,221,943)           (1,221,943)
                                             -----------------------------------------------------------------------------------
BALANCE, September 30, 1992                   -          -  2,312,388     23,124   5,473,468    (1,355,412)     -      4,141,180

Warrant dividend-September 1993                                                      436,898     (500,000)               (63,102)
Net loss (year ended September 30, 1993)                                                        (2,022,614)           (2,022,614)
                                             -----------------------------------------------------------------------------------

BALANCE, September 30, 1993                   -          -  2,312,388     23,124   5,910,366    (3,878,026)     -      2,055,464

Net loss (year ended September 30, 1994)                                                        (1,940,262)           (1,940,262)
                                             -----------------------------------------------------------------------------------
BALANCE,  September 30, 1994                  -          -  2,312,388     23,124   5,910,366    (5,818,288)     -        115,202

Issuance of Common Stock for acquisition
 of Pacific Liaisons - October 1994                         1,116,666     11,167   1,632,833                           1,644,000
Exercise of Warrants                                          221,200      2,212     716,644                             718,856
Common Stock purchase by Officer
 -January 1995                                                705,000      7,050   1,311,075                           1,318,125
Issuance of Common Stock for services
 rendered-January 1995                                         33,330        333      21,167                              21,500
 -April 1995                                                  200,000      2,000     373,000                             375,000
Issuance of Common Stock for conversion of
  short-term liabilities-June 1995                             13,000        130      48,849                              48,979
Issuance of Common Stock
 -August 1995, net of costs                                   300,000      3,000     749,625                             752,625
Issuance of Preferred Stock-September 1995
  Series A, net of costs                    10,700    107                            361,018                             361,125
  Series B, net of costs                    10,000    100                            399,900                             400,000
  Series C, net of costs                     5,000     50                            218,422                             218,472
Net loss(year ended September 30, 1995)                                                         (3,031,196)           (3,031,196)
                                             -----------------------------------------------------------------------------------
BALANCE, September 30, 1995                 25,700    257   4,901,584     49,016  11,742,899    (8,849,484)     -      2,942,688

Issuance of Series B Preferred Stock,
 net of costs                               76,651    767                          3,999,233                           4,000,000
Exercise of Warrants                                           73,318        733     154,676                             155,409
Issuance of Common Stock for services
 rendered-October 1995                                         33,336        331      42,669                              43,000
Purchase of Treasury Stock-November 1995                                                                   (1,342,515)(1,342,515)
Conversion of Preferred Stock             (102,351) (1,024) 5,371,010     53,710     (52,686)                             -
Issuance of Common Stock
 for conversion of short-term liabilities
 -January 1996                                                  2,500         25       9,975                              10,000
Issuance of Common Stock
 for services rendered-February 1996                           25,000        250      27,875                              28,125
Issuance of Warrants and Options
 for services rendered-February 1996                                                 132,500                             132,500
Issuance of Common Stock
 -June 1996,net of costs                                      733,334      7,333   1,965,663                           1,972,996
Sale of Warrants-June 1996                                                           35,000                              35,000
Issuance of Common Stock
 -July 1996,net of costs                                       91,667        917     250,075                             250,992
Issuance of Common Stock
 for services rendered-July 1996                                5,000         50       4,950                               5,000
Excersise of Options-September 1996                            15,000        150      37,350                              37,500
Issuance of Common Stock
 -September 1996, net of costs                                683,333      6,833   1,997,826                           2,004,659
Net loss(year ended September 30, 1996)                                                         (4,201,764)           (4,201,764)
                                             -----------------------------------------------------------------------------------
BALANCE,  September 30, 1996                  -     $-      11,935,082  $ 119,348 $20,348,005  $(13,051,248)$(1,342,515)$6,073,590
                                             ====================================================================================

See accompanying notes to consolidated financial statements.





                                                        Paracelsian, Inc. and Subsidiary
                                                          (A Development Stage Company)
                                                      Consolidated Statements of Cash Flows
                                             For the Years Ended September 30, 1996, 1995 and 1994
                                              And the Period From Inception to September 30, 1996



                                                                                                   Cumulative
                                                                                                   Period from
                                                                                                   Inception to
                                                                                                   September 30,
                                                      1996            1995            1994            1996

Cash flows from operating activities:
 Net loss                                         $(4,201,764)    $(3,031,196)    $(1,940,262)    $(12,551,248)
 Adjustments to reconcile net loss to net cash
  used in by operating activities:
    Non-cash compensation expense                         -         1,228,275             -          1,228,275
    Other non-cash expenses                           725,658         415,000             -          1,140,658
    Depreciation and amortization                     274,818         302,320         110,202          777,604
    Changes in assets and liabilities
     (Increase) decrease in prepaid expenses
       and other current assets                      (132,212)         (4,209)         35,535         (248,947)
     (Decrease) increase in accounts payable         (183,142)        302,221         234,560          644,432
     (Decrease) increase in due to related party      (59,664)         (4,998)         80,838           77,597
     Increase in deferred revenues                     46,858             -               -             46,858
      (Decrease) increase in accrued expenses         127,462          30,696         (34,781)         192,790
                                                  ------------    ------------    ------------    -------------
Net cash used in operating activities              (3,401,986)       (761,891)     (1,513,908)      (8,691,981)
                                                  ------------    ------------    ------------    -------------
Cash flows from investing activities:
 Purchase of investments                                  -               -               -         (6,719,089)
 Redemption of investments                                -               -         1,256,755        6,719,089
 Purchase of equipment                                (54,352)        (14,243)        (16,737)        (715,299)
 Proceeds from sale of equipment                          -            20,000             -             20,000
 Acquisition of licensed technology                   (50,000)            -               -            (50,000)
 Acquisition of patents and trademarks                (69,457)       (120,581)            -           (304,803)
 Acquisition of New Century Nutrition newsletter     (350,000)            -               -           (350,000)
 Acquisition of option for EWH and
   related acquition costs                            (92,866)            -               -            (92,866)
   Loan to EWH                                       (340,000)            -               -           (340,000)
                                                  ------------    ------------    ------------    -------------
Net cash provided by (used in)
  investing activities                               (956,675)       (114,824)      1,240,018       (1,832,968)
                                                  ------------    ------------    ------------    -------------
Cash flows from financing activities:
 Sale of common stock, initial public offering,
  net of costs                                            -               -               -          5,124,014
 Sale of common and preferred stock, net of costs   8,228,647       1,732,222             -         10,330,109
 Proceeds from the exercise of warrants               155,409         510,886             -            666,295
 Proceeds from the exercise of options                 37,500             -               -             37,500
 Proceeds from the sale of warrants                    35,000             -               -             35,000
 Purchase of treasury stock                        (1,342,515)            -               -         (1,342,515)
 Cost of warrant dividend                                 -               -               -            (63,102)
 Proceeds from short term borrowing, net                  -               -          (100,000)              -
 Payments on equipment contract                           -               -               -            (90,950)
                                                  ------------    ------------    ------------    -------------
Net cash provided by (used in)
  financing activities                              7,114,041       2,243,108        (100,000)       14,696,351
                                                  ------------    ------------    ------------    -------------
Net increase (decrease) in cash and
 cash equivalents                                   2,755,380       1,366,393        (373,890)       4,171,402

Cash and cash equivalents, beginning of perid       1,416,022          49,629         423,519              -
                                                  ------------    ------------    ------------    -------------
Cash and cash equivalents, end of period          $ 4,171,402     $ 1,416,022     $    49,629     $  4,171,402
                                                  ============    ============    ============    =============
Supplemental disclosure:
  Cash paid during the period for interest        $     6,875     $       973     $     2,826     $     14,800

Supplemental disclosure of non-cash investing and financing activities:
  Fair value of assets acquired,
   net of cash acquired                           $       -       $ 1,702,000     $     -         $  1,702,000
  Less - liabilities assumed                              -            52,000           -               52,000
  Less - issuance of common stock                         -         1,644,000           -            1,644,000
                                                  ------------    ------------    ------------    -------------
      Net cash paid                               $       -       $     6,000     $     -         $      6,000
                                                  ===========     ============    ============    =============
   Warrant dividend                               $       -       $        -      $     -         $    500,000
   Issuance of common stock/warrants  for services
      and to reduce short-term liabilities        $   218,625     $   278,449     $    -          $    497,074
   Purchase of equipment                          $       -       $       -       $    -          $     90,950
   Issuance of common stock for licensing
    and technology rights                         $       -       $       -       $    -          $      3,338
                                                  ============    ============    ============    =============

                           See accompanying notes to consolidated financial statements.


Paracelsian, Inc. and Subsidiary
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1996 AND 1995



1.   ORGANIZATION, BUSINESS, AND RISK FACTORS:

Organization and Business

Paracelsian, Inc. (The "Company") is a biotechnology company that markets and develops products from technology related to the detection of signals from the exterior of a cell to its nucleus (signal transduction). These signals result in the activation or suppression of specific genes and culminate in cell division.

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

In October 1994, Pacific Liaisons (Pacific), a partnership engaged in identifying and acquiring biologically active drugs, natural products and foods from Eastern Asia, merged with a wholly-owned subsidiary of the Company and the Company now maintains a large library of natural medicinal extracts. These extracts are being processed with the Company's p34 screening assay. The Company also has access to the informational database related to the medicinal extracts, which contains, among other things, a history of the usage of each extract (see Note 3).

In November 1995, the Company purchased substantially all the assets related to New Century Nutrition, a newsletter promoting disease prevention through nutrition. In December 1996, the Company decided to cease publication of the newsletter and seek potential buyers for the newsletter and/or its subscriber list (see Note 3).

Development Stage Company and Risk Factors

The Company is considered to be a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." Since inception, the Company has been primarily engaged in research, product engineering and raising capital.

The Company, as a development stage enterprise, has yet to generate significant revenues and has no assurance of substantial future revenues. Even if marketing efforts are successful, it may take several years before significant revenues are realized. The Company is subject to a number of risks that may affect its ability to become an operating enterprise or impact its ability to remain in existence, including risks related to successful development and marketing of its products, patent protection of proprietary technology, government regulation competition from substitute products (including technologies that may not yet have been developed), dependence on key employees and the need to obtain additional funds that may not be available to it.

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $4,200,000 for the year ended September 30, 1996 and has working capital of approximately $3,820,000 at year-end. The Company continues to expend funds on product research and development and general and administrative expenses and has not generated significant revenues subsequent to year-end.



2.  SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents as of September 30, 1996 and 1995 approximated $2,145,000 and $0, respectively.

Research and Product Engineering

Company-sponsored research and product engineering expenditures have been charged to expense as incurred. These costs consist primarily of employee salaries and direct laboratory costs. The cost of extracts used in research and development activities is expensed as consumed.

Net Loss Per Share

Net loss per share was computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in the computation of average shares outstanding because the effect of such inclusion would be to decrease the loss per share.

Patents and Trademarks

The Company has acquired or applied for certain patent and trademark rights. Costs associated with the acquisition and application for these rights have been capitalized and are being amortized on the straight-line method over the estimated legal life of the assets which range from 15 to 17 years. Accumulated amortization of the patents and trademarks totaled $58,747 and $26,177, respectively, at September 30, 1996 and 1995.

Equipment and Depreciation

Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Equipment consists of the following as of September 30:

                                          Useful
                                           Lives        1996           1995
                                          ------        ----           ----

          Laboratory Equipment          10 years      $ 500,623     $ 563,577
          Office furniture,equipment    10 years         88,095        73,273
          Computer equipment,software    5 years        133,033       104,820
                                                        -------       -------
                                                        721,751       741,670
          Less Acccumulated Depreciation                336,961       285,115
                                                        -------       -------
                                                      $ 384,790     $ 456,555
                                                        ========       =======


Depreciation expense of $81,554, $93,332 and $101,519 were charged to operations for the years ended September 30, 1996, 1995 and 1994, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   ACQUISITIONS:

(a) East West Herbs Ltd.

On April 9, 1996, the Company signed an option to acquire East West Herbs Ltd. of Kingham, England. East West Herbs Ltd. markets and distributes traditional Chinese medicines in the United Kingdom and throughout Europe. Under terms of the option, the Company has the right to acquire all of the outstanding shares of East West Herbs on or before April 6, 1997 for $780,000 in cash and shares of the Company with a value of approximately $2,400,000 for a total proposed acquisition price of $3.2 million. Consideration for the option was made in the form of an option fee of $20,000 and a working capital loan of $340,000. The loan bears interest at the LIBOR rate (6% at September 30, 1996) and is payable in eight equal quarterly installments with the first installment to be paid six months after the first anniversary of the loan agreement. The loan is guaranteed by a majority shareholder of East West Herbs.

The loan is to be used by East West Herbs for inventory purchases, continuing research and development including the clinical trials of two herbal products for cancer patients and corporate working capital. In connection with the option and loan agreements, the Company also incurred other direct costs of $72,866. Such costs will either be capitalized as part of the acquisition costs of East West Herbs should the merger be consummated or written off if the Company elects not to exercise its option.

Summary unaudited financial information of East West Herbs as of September 30, 1996 is as follows (in US dollars translated from Pounds Sterling at $1.50):

                                              As of Sept. 30, 1996

               Total assets                   $   772,000
               Total liabilities                  995,000
               Total stockholders' deficit       (223,000)

                                                 For six months
                                               ended Sept. 30, 1996

               Total sales                     $  900,000
               Total expenses                   1,019,000
               Net loss                          (119,000)

Management believes East West Herbs has launched numerous new products during the last three month period ended September 30, 1996. The Company anticipates that East West Herbs will further expand its product line and its operations in the United States over the next twelve months.

Should the Company not exercise its option to acquire East West Herbs, the eventual collectibility of the loan will be subject to East West Herbs' ability to achieve profitable operations and positive cash flow in the future and the financial resources of the loan's guarantor.

(b) New Century Nutrition Newsletter

During November 1995, the Company, through its wholly-owned subsidiary, purchased substantially all of the assets related to the New Century Nutrition (formerly Nutrition Advocate), a newsletter promoting disease prevention through nutrition, from Advocacy Communications, Inc. The purchase price for the acquired assets was $350,000 in cash. The purchase agreement provided for contingent payments to be made to the China-Cornell Project, a non-profit organization, based upon revenues to be generated by this subsidiary. T. Colin Campbell, a Director of the Company and his son T. Nelson Campbell, a Vice President of the Company, were majority shareholders and officers of Advocacy Communications, Inc.

The purchase price represented principally intangible assets which were to be amortized on a straight-line basis over 10 years. During fiscal 1996, the Company incurred expenses of approximately $531,000 developing the newsletter and soliciting subscriptions. The Company recorded subscription revenues of $31,625 for the year ended September 30, 1996 and, as of September 30, 1996, the Company had recorded deferred revenue of $46,858 representing subscriptions paid in advance.

In December 1996, the Company decided to cease publication of the newsletter effective January 1, 1997. The Company will seek a buyer for either the newsletter business and/or the subscription list. The Company wrote off the purchase price of the newsletter and accrued $75,000 for the anticipated costs to close down the newsletter operations which amounts are included in newsletter expenses and costs in the accompanying consolidated statement of operations for the year ended September 30, 1996.

(c) Pacific Liaisons

During October 1994, a wholly-owned subsidiary of the Company acquired Pacific Liaisons for approximately $1.6 million in common stock. The acquisition has been accounted for using the purchase method and the accompanying statement of operations includes the results of operations of Pacific Liaisons from October 25, 1994. The allocation of the purchase price was based on an independent appraisal of certain assets acquired which include traditional Chinese medicine ("TCM") extracts and a licensing agreement. The approximately 2,800 TCM extracts can be sold outright or utilized in various research and development applications using the Company's screening technology. It is the Company's intention to sell/license the extracts to established pharmaceutical and biotechnology companies. Effective October 1, 1995, the Company elected to begin amortizing the cost of the TCM extracts on a straight line basis over a five-year period, which represents the estimated period over which the extracts will be used in the Company's research and development efforts. Amortization of the extracts totaling $155,602 is included in research and product engineering expense in the accompanying consolidated statement of operations for the year ended September 30, 1996.

Through the licensing agreement with the Institute of Nutrition and Food Hygiene, an institute within the Chinese Academy of Preventive Medicine, the Company has the exclusive right to acquire up to 5,000 to 10,000 extracts. The licensing agreement is being amortized over a period of five years commencing in October 1994. The annual amortization of the license agreement is $173,290 which is included in research and product engineering expense in the accompanying consolidated statements of operations for the years ended September 30, 1996 and 1995.

The Company continually evaluates the recoverability of its TCM extracts and the license agreement by assessing whether the unamortized value can be recovered through expected future results.

At the time of the acquisition, T. Colin Campbell became a director of the Company and his son, T. Nelson Campbell was hired as a Vice
President of the Company. Both individuals were majority stockholders of Pacific Liaisons.


4.   STOCKHOLDERS' EQUITY:

(a) Common Stock Offerings

In September 1996, the Company completed a private placement financing for approximately $2.05 million in which it issued:

1)  683,333 shares of common stock;

2) Warrants to purchase 372,727 shares of common stock at an exercise price of $4.00 per share, of which the right to purchase 300,000 shares of common stock is not immediately exercisable and is void after the fifth anniversary of the date on which they first become exercisable and of which the right to purchase 72,727 shares of common stock is immediately exercisable and void after September 30, 2001; and

3) Warrants to purchase 310,606 shares of common stock at an exercise price of $4.50 per share, of which the right to purchase 250,000 shares is not immediately exercisable and is void after the fifth anniversary of the date on which they first become exercisable and of which the right to purchase 60,606 shares is immediately exercisable and void after September 30, 2001.


In June and July 1996, the Company completed a private placement to certain investors for approximately $2.25 million in which it issued:

1)   825,001 shares of common stock;

2) Warrants to purchase 825,001 shares of common stock at an exercise price of $3.25 per share, of which the right to purchase 550,000 shares of common stock is not immediately exercisable and is void after the fifth anniversary of the date on which they first become exercisable and of which the right to purchase 275,000 shares is immediately exercisable and void after June 26, 2001; and

3) Warrants to purchase 375,001 shares of common stock at an exercise price of $4.50 per share, of which the right to purchase 250,000 shares is not immediately exercisable and is void after the fifth anniversary of the date on which they first become exercisable and of which the right to purchase 125,001 shares is immediately exercisable and void after June 26, 2001.

In August 1995, the Company completed a private placement of 300,000 shares of common stock to certain investors at $2.76 per share resulting in net proceeds, after expenses, to the Company of $752,625.

The Company intends to use the proceeds of the private placements for product launch expenses, working capital and research and development.


(b)  Convertible Preferred Stock Offerings

In the period August through November 1995, the Company sold convertible preferred stock through various private placements. The Company issued 10,700 shares of its Series A preferred stock at $37.50 per share, 86,651 shares of its Series B preferred stock at an average price of $63.47 per share and 5,000 shares of its Series C preferred stock at $50.00 per share. The net proceeds from these issuance's were used primarily to provide working capital and fund research and development.

The preferred stock had a stated dividend rate of 8% payable in cash or common stock at the option of the Company. The preferred stock was convertible into common stock based on the following conversion prices:

            Shares
 Series      Authorized     Conversion Price

  A          50,000         Lower of $3.75 or 85% of five-day average
                            Closing Price
  B         100,000         80% of three-day average Closing Price
  C          50,000         72.5% of three-day average Closing Price

The Closing Price is defined in the agreements as the bid price of the common stock beginning on the trading day prior to conversion.

During the period October 31, 1995 through February 1, 1996, all of the holders of the preferred shares converted such shares into common stock summarized as follows:

             Preferred         Gross       Net          Common Shares
  Series    Stock Issued     Proceeds    Proceeds         Converted
  ------    ------------     --------    --------        -------------

  A          10,700       $   402,250  $   361,125        372,253
  B          86,651         5,500,000    4,400,000      4,918,409
  C           5,000           250,000      218,472         80,348
             ------         ---------    ----------      ---------

  Total     102,351       $ 6,152,250  $ 4,979,597      5,371,010
            =======       ===========  ===========      ==========


Included in the common shares converted are 58,031 shares issued in exchange for the cumulative dividends payable on the preferred stock.


(c) Other Transactions

In June 1996, the Company sold an investor 350,000 warrants at $.10 per warrant to purchase 350,000 shares of common stock at $5.25 per share. The warrants can be exercised at any time over a three-year period.
The cash paid for the warrants of $35,000 is reflected as an addition to additional paid-in capital in the accompanying consolidated statement of stockholders' equity for the year ended September 30, 1996.

During November 1995, the Company purchased 265,478 shares of its common stock on the open market for an aggregate cost of $1,342,515.

In April 1995, the Company issued 200,000 shares of common stock to an individual in connection with the Company's research of Indian herbs. The fair value of the common stock of $375,000 is reflected as an expense in the consolidated statement of operations for the year ended September 30, 1995.

During fiscal 1996 and 1995, the Company issued 63,336 and 33,330 shares of common stock in exchange for services rendered and issued 2,500 and 13,000 shares, respectively, for the conversion of short-term liabilities. The transactions have been valued based on the estimated fair value of the common stock on the date issued.

On September 8, 1993, the Company granted a warrant dividend. The Company distributed to each stockholder, excluding one of the Company's founders, one redeemable common stock purchase warrant for each share of the Company's common stock owned, entitling the holder to purchase an additional share of common stock for $3.25 per share. On October 12, 1994, the Company granted 375,000 warrants to one of the Company's founders, under similar terms. The warrants were originally valued at $500,000. The warrants expire on September 7, 1997 and may be called at a redemption price of $.05 per warrant, if the Company's common stock trades at $4.75 or higher for 15 consecutive days. As of September 30, 1996, a total of 2,312,388 warrants have been issued and 269,518 warrants have been exercised.

In February 1992, the Company completed its initial public offering covering 1,150,000 shares of common stock at $5.50 per share. Issuance costs totaled approximately $1,210,000 which were treated as a reduction of proceeds. In connection with the offering, the Company sold warrants to the underwriter for $1,000 exercisable for a four year period beginning in February 1993 for 100,000 shares of common stock at a price of $6.60 per share. The number of shares and the exercise price per share of the warrants are to be adjusted for certain events, as defined in the agreement.



5.   COMMON STOCK OPTIONS:

In 1991, the Company adopted a Stock Option Plan (the Plan). Under the Plan, directors, key employees and consultants of the Company are eligible to receive grants of options which are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code) or which are nonqualified stock options. In addition, nonemployee directors of the Company may receive grants of options according to a formula which upon the adoption of the Plan provided for an initial grant of an option to purchase 5,000 shares of common stock and annual grants of options to purchase 2,500 shares of common stock for each person who is subsequently elected or re-elected and for each year of service thereafter as a director. An aggregate of 394,000 shares of common stock has been reserved for issuance under the Plan. The Plan is administered by a committee (the Committee) designated by the Board of Directors of the Company. The exercise price per share for the options granted under the plan may not be less than the fair value of the Company's common stock on the date of grant. The exercise price and the term are fixed by the Committee, subject to the terms of the Plan.

Changes in the status of options under the Plan for the years ended September 30, 1996, 1995 and 1994 are summarized as follows:


                                         1996             1995           1994
                                         ----             ----           ----
  Outstanding at beginning of period   150,150          116,150         187,150
  Granted                               22,500           34,000           2,500
  Exercised                            (15,000)            -                -
  Forfeited                            (57,000)            -            (73,500)
                                       --------         --------        --------
  Outstanding at end of period         100,650          150,150         116,150
                                       ========         ========        ========

  Number of options at end of period-
    Exercisable                        130,650          150,150          98,775
    Available for grant                293,350          243,850         277,850


  Average exercise price of
     options outstanding               $  2.68          $  4.02         $  4.23
                                       =======          =======         =======


15,000 options granted pursuant to the Plan and an additional 200,000 (for a total of 215,000) were granted consultants providing communications services to the Company. The fair value of these options of $107,500 is being amortized over the three year terms of the consulting contracts. In addition, 50,000 options were issued to the Company's legal counsel in exchange for services rendered. The fair value of this option of $25,000 and the amortization of the options issued to the consultants of $35,000 are included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended September 30, 1996.

On January 23, 1995, the Company approved a stock purchase by the Company's President and then Chief Executive Officer to purchase an aggregate of 705,000 shares of the Company's common stock at a price of $.05 and $.56 per common share for 245,000 and 460,000 shares of common stock, respectively. In connection with this transaction, the Company recognized a one-time, non-cash compensation expense of approximately $1,228,000 in the year ended September 30, 1995.

6.   LICENSING AGREEMENTS:

The Company entered into an exclusive licensing agreement with Cornell Research Foundation, Inc. in July 1991 in exchange for common stock of the Company, for proprietary rights allowing the Company to use certain technology and patents for the purpose of developing, manufacturing and selling any products derived therefrom. The agreement provides that the Company will pay royalties to Cornell Research Foundation, Inc. for certain licensed products sold by the Company in the United States and throughout the world.

In January 1995, the Company entered into an agreement with The Dow Chemical Company (Dow) for a non-exclusive license and an option for an exclusive license to evaluate and commercialize the Company's Ah-IMMUNOASSAY technology. In connection with the agreement, the Company received a license fee of $250,000 for the worldwide, non-exclusive license. Dow has notified the Company that it does not intend to execute the exclusive worldwide license for the assay.

In December 1995, the Company entered into a license agreement with Northwestern University with respect to use of certain biological materials for dioxin assays. The Company paid Northwestern $50,000 for an exclusive worldwide license to the materials for the specified use of dioxin assays. The Company will amortize the license fee on a straight line basis over a five-year period.


 7.  INCOME TAXES:

Effective October 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. The cumulative effect of this change in accounting principle did not have a material effect on the Company's financial position or results of operations.

The income tax effects of temporary differences that give rise to the deferred tax asset/(liability) as of September 30 are approximately as follows (in thousands):


                                                  1996            1995
                                                -------         -------
       Net operating loss                       $ 3,600         $ 2,500
       Start-up costs                               150             230
       Patents and trademarks                       (30)            (30)
       Newsletter                                   130             -
       Accelerated depreciation                     (70)            (70)
                                                --------         --------
                                                  3,780            2,630
       Less valuation allowance                  (3,780)          (2,630)
                                                --------         ---------
          Net deferred tax asset/liability      $  -            $    -
                                                ==========       ==========






Valuation allowances of $3,780,000 and $2,630,000 were recorded at September 30, 1996 and 1995, respectively, to offset the related net deferred tax asset due to the uncertainty of realizing the related tax benefit (see Note 1).


8.   RELATED PARTIES:

During fiscal 1996 and 1995, the Company made loans to its Vice
President and Chief Science Officer. Such loans are due on demand and bear interest at 8% per annum. As of September 30, 1996 and 1995, these loans aggregated $56,000 and $26,000, respectively.

During fiscal 1994 and 1993, the Company had research and sponsorship agreements with Cornell. Approximately $165,000 and $376,000 were expensed under these agreements in 1994 and 1993, respectively. In the opinion of the Board of Directors, the terms of these agreements were at least as favorable as could have been obtained if the agreements were undertaken with an unrelated party. Amounts payable to Cornell total approximately $77,000 and $137,000 at September 30, 1996 and 1995, respectively.

9.   COMMITMENTS AND CONTINGENCY   :

Lease and Rental Commitments

The Company has entered into noncancelable operating leases for executive offices and laboratory facilities from an entity owned by Cornell covering approximately 6,000 square feet and expiring in February 1997. Such leases provide for automatic renewals for one year terms. Amounts charged to expense in 1996, 1995 and 1994 totaled approximately $90,000, $76,000 and $67,000, respectively.

Employment Agreements

The Company entered into an employment agreement with the Vice President of Science (Vice President) which expired in 1994. The Vice President's contract provided that he would assign to the Company all royalty payments due to him pursuant to the Cornell patent policy. The Company and the Vice President are continuing their relationship under the terms of the previous agreement until such time as negotiations for a new agreement are completed.

Contingency:

During 1993, an action was commenced against the Company, a Company Vice President and a shareholder and former employee of the Company. The complaint seeks money damages and alleges that in 1990, prior to the Company's incorporation, certain individuals became partners with the individual defendants in a venture formed to commercialize products which the Company had originally intended to develop. Management believes that the action is without merit and is vigorously opposing the allegations and that the ultimate resolution of this litigation will not have a material adverse effect on the Company's financial position or results of operations.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

In March, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121.
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which becomes effective for the Company as of October 1, 1996. This statement establishes accounting standards of the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's consolidated financial position and operating results, nor will it materially effect the Company's cash flows.

In October, 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This statement establishes an alternative method of accounting for stock based compensation awarded to employees, such as stock options granted by the Company to employees. SFAS No. 123 provides for the recognition of compensation expense based on the fair value of the stock -based award, but allows companies to continue to measure compensation cost in accordance with the Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Companies electing to retain this method must make pro forma disclosure of net income and earnings per share as if the fair value based method had been applied. The Company plans to continue to use APB No. 25, which does not require the Company to record compensation expense for the stock options it awards to employees. In the Company's consolidated financial statements for the year ending September 30, 1997 the Company will disclose the pro forma effect of the fair value method on 1996 and 1997 net income and earnings per share.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 8, 1996 the Company engaged KPMG Peat Marwick, LLP as its independent auditors for the year ending September 30, 1996 as approved by its Board of Directors and simultaneously dismissed Arthur Andersen LLP.

The reports of Arthur Andersen LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company's financial statements for each of the two years ended September 30, 1995 and 1994, and in the subsequent interim period there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP would have caused Arthur Andersen LLP to make reference to the matter in their report.


     PART III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons in compliance with Section 16(a) of the Exchange Act and

ITEM 10.  Executive Compensation and

ITEM 11.  Security Ownership of Certain Beneficial Owners and
          Management and

ITEM 12.  Certain Relationships and Related Transactions


Omitted, per general instruction E. The information required by Part III shall be incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended September 30, 1996 which is to be filed with the Commission.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 10-K

a.   Exhibits: The following exhibits are filed as part of this report.

Exhibit No.    Description

3.1            Certificate of Incorporation of the Registrant.
               (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-44809 (the "1992 Registration Statement").

3.2 By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the 1992 Registration Statement.)

4.1 Form of Stock Certificate. (Incorporated by reference to Exhibit 1.1 to the Registrant's Registration
               Statement on Form 8-A, File No. 0-19844.)

4.2 Warrant Agreement dated July 1993 between the Registrant and American Stock Transfer & Trust Company
               (Incorporated by reference to Exhibit (4)(b) to the Registrant's Registration Statement on Form S-3, File No. 33-65782).

4.3* Form of Warrants issued to institutional investors in June and September 1996.

10.1 Exclusive License Agreement, dated as of July 1, 1991, between the Registrant and Cornell Research Foundation, Inc. (Incorporated by reference to Exhibit 10.1 to the 1992 Registration Statement).

10.2 Assignment Agreement, dated as of December 1, 1991, between the Registrant and John G. Babish (Incorporated by reference to Exhibit 10.3 to the 1992 Registration Statement).

10.3 Amended 1991 Stock Option Plan and form of Stock Option Contracts (Incorporated by reference to Exhibit 10.4 to the 1992 Registration Statement).

10.4*          Lease Agreement, dated as of February 31, 1996 (sic.)
               Between ParaComm, Inc. And Cornell University c/o Sibley Real Estate Services, Inc.

10.5 Agreement and Plan of Merger, dated as of October 25, 1994, among the Registrant, Para Acquisition Corporation, Pacific Ventures, Inc., China Consultants Inc., Pacific Liaisons, T. Nelson Campbell, T. Colin Campbell, Dr. Chen Junshi, Dr. Wu Boping and Mr. Ming Li. (Incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K dated October 25, 1994, File No. 0-19844.)

10.6           Agreement, dated September 23, 1994, between the
               Registrant and IDEXX Laboratories Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K dated October 25, 1994. File No. 0-19844.)

10.7 License Agreement, dated January 19, 1995, between the Registrant and Dow Environmental. (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-KSB for the Fiscal year ended September 30,
               1995).

10.8* Cooperative Research and Development Agreement dated December 18, 1995 by and between the Registrant and the National Cancer Institute.

10.9* Agreement, dated April 9, 1996, between the Registrant, East West Herbs Limited, Robert E. Miller and A. E. Lyon.

10.10* Option Agreement, dated April 9, 1996, relating to the purchase of East West Herbs Limited, Re: Robert E.
               Miller and Others (defined therein) and the Registrant and East West Herbs Limited.

10.11* Exclusive Licensing Agreement, dated April 1, 1996, between Calbiochem-Novabiochem International and the Registrant.

21*            Subsidiaries of the Registrant.

23.1*          Consents of Arthur Andersen LLP

23.2*          Consent of KPMG Peat Marwick LLP.

*Included herewith.




b.   Reports on Form 8-K
     None

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 1996

PARACELSIAN, INC.



By:/s/KEITH A. RHODES     By:/s/JOHN G. BABISH      By:  /s/ARTHUR A. KOCH, JR.
   Keith A. Rhodes           John G.Babish               Arthur A. Koch, Jr.
   Chairman of the Board,    Vice President and          Vice President and
   President, Member of      Member of the Office of     Member of the Office of
   the Office of the         the Chief Executive         the Chief Executive
   Chief Executive




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date


/s/KEITH A. RHODES         Chairman of the Board     December 20, 1996
     Keith A. Rhodes       and President


/s/JOHN G. BABISH          Vice President of Science  December 20, 1996
     John G. Babish        Secretary and Director


/s/ARTHUR A. KOCH, JR      Vice President, Chief      December 20, 1996
     Arthur A. Koch,Jr.    Financial Officer


/s/ T. COLIN CAMPBELL      Director                   December 30, 1996
     T. Colin Campbell


/s/JAMES NICHOLS           Director                   December 30, 1996
    James Nichols


/s/THEODORE P. NIKOLIS     Director                   December   , 1996
   Theodore P.Nikolis


/s/JACK O'REILLY           Director                   December   , 1996
   Jack O'Reilly


/s/WILLIAM J. WARWICK     Director                    December 30, 1996
   William J. Warwick















                            COMMISSION FILE NO. 0-19844
                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549






                                   EXHIBITS

                                      to

                                  FORM 10-KSB

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996


                               PARACELSIAN, INC.

                                 EXHIBIT INDEX




Exhibit No.    Description

3.1            Certificate of Incorporation of the Registrant.
               (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-44809 (the "1992 Registration Statement").

3.2 By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the 1992 Registration Statement.)

4.1 Form of Stock Certificate. (Incorporated by reference to Exhibit 1.1 to the Registrant's Registration
               Statement on Form 8-A, File No. 0-19844.)

4.2 Warrant Agreement dated July 1993 between the Registrant and American Stock Transfer & Trust Company
               (Incorporated by reference to Exhibit (4)(b) to the Registrant's Registration Statement on Form S-3, File No. 33-65782).

4.3* Form of Warrants issued to institutional investors in June and September 1996.

10.1 Exclusive License Agreement, dated as of July 1, 1991, between the Registrant and Cornell Research Foundation, Inc. (Incorporated by reference to Exhibit 10.1 to the 1992 Registration Statement).

10.2 Assignment Agreement, dated as of December 1, 1991, between the Registrant and John G. Babish (Incorporated by reference to Exhibit 10.3 to the 1992 Registration Statement).

10.3 Amended 1991 Stock Option Plan and form of Stock Option Contracts (Incorporated by reference to Exhibit 10.4 to the 1992 Registration Statement).

10.4*          Lease Agreement, dated as of February 31, 1996 (sic.)
               Between ParaComm, Inc. And Cornell University c/o Sibley Real Estate Services, Inc.

10.5 Agreement and Plan of Merger, dated as of October 25, 1994, among the Registrant, Para Acquisition Corporation, Pacific Ventures, Inc., China Consultants Inc., Pacific Liaisons, T. Nelson Campbell, T. Colin Campbell, Dr. Chen Junshi, Dr. Wu Boping and Mr. Ming Li. (Incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K dated October 25, 1994, File No. 0-19844.)

10.6           Agreement, dated September 23, 1994, between the
               Registrant and IDEXX Laboratories Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K dated October 25, 1994. File No. 0-19844.)

10.7 License Agreement, dated January 19, 1995, between the Registrant and Dow Environmental. (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-KSB for the Fiscal year ended September 30,
               1995).

10.8* Cooperative Research and Development Agreement dated December 18, 1995 by and between the Registrant and the National Cancer Institute.

10.9* Agreement, dated April 9, 1996, between the Registrant, East West Herbs Limited, Robert E. Miller and A. E. Lyon.

10.10* Option Agreement, dated April 9, 1996, relating to the purchase of East West Herbs Limited, Re: Robert E.
               Miller and Others (defined therein) and the Registrant and East West Herbs Limited.

10.11* Exclusive Licensing Agreement, dated April 1, 1996, between Calbiochem-Novabiochem International and the Registrant.

21*            Subsidiaries of the Registrant.

23.1*          Consents of Arthur Andersen LLP

23.2*          Consent of KPMG Peat Marwick LLP.

*Included herewith.