Form 10KSB/A
period 1996-09-30
PARACELSIAN INC /DE/
filed 1997-01-28
CIK 882362

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                       FORM 10-KSB/A *

  [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
       ENDED SEPTEMBER 30, 1996

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
       PERIOD FROM _______ TO _________

                 Commission File No. 0-19844

                       PARACELSIAN, INC.
        (Name of small business issuer in its charter)

         Delaware                        16-1399565
  (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)        Identification No.)


  222 Langmuir Laboratories                       14850
  Cornell Technology Park                        Zip Code
  Ithaca, New York
  (Address of principal executive offices)


  Issuer's telephone number:  (607) 257-4224

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

  Yes   X         No ____


  * This amendment includes all of the information required by Items 9 through 12 which were previous omitted.


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

                                 PART III

  ITEM 9. Executive Officers And Directors.

     The following table sets forth certain information concerning the present directors and executive officers of the Company:



  Name                      Year First         Present Position
                            Became             with the Company
                      Age   Director  Class

Keith A. Rhodes        68   1995      III      President, Member of the
                                               Office of the Chief
                                               Executive and Chairman
                                               of the Board of
                                               Directors

John G. Babish,Ph.D.   50  1991       III      Chairperson-Scientific
                                               Advisory Board, Vice
                                               President-Science,
                                               Member of the Office of
                                               the Chief Executive,
                                               Secretary and Director

William Warwick        62  1996       II       Director

Jack O'Reilly          53  1996       III      Director

James Nichols          69  1991       I        Director

T.Colin Campbell,
Ph.D.                  62  1994       II       Director

Theodore P. Nikolis    42  1995       II       Director

Arthur A. Koch, Jr.    43  --         --       Vice President and Chief
                                               Financial Officer and
                                               Member of the Office of
                                               the Chief Executive

The current term of office for Class II directors expires at the next Annual Meeting of Stockholders, the current term of office for Class III directors expires at the 1998 Annual Meeting of Stockholders and the current term of office for Class I Directors expires at the 1999 Annual Meeting of Stockholders. All directors hold office until their respective successors are elected, or until death, resignation, or removal. Officers hold office until the meeting of the Board of Directors following each Annual Meeting of Stockholders and until their successors have been chosen and qualified.

Mr. Rhodes has served as President since July 1994 and Chairman of the Board of Directors since January 1995. Since December 1996 Mr. Rhodes has served as a member of the Office of the Chief Executive. From July 1994 to December 1996 Mr. Rhodes served a Chief Executive Officer. Prior to joining the Company, Mr. Rhodes served as President and Chief Executive Officer from June 1993 to June 1994 of International Broadcasting Corporation Inc., a provider of family entertainment services, where he was chief financial officer from May 1992 until 1993. From November 1987 to April 1992 Mr. Rhodes served as President and Chief Executive Officer of Medical Incorporated, a global manufacturer of implantable medical devices. Mr. Rhodes holds on M.B.A. from Stanford University and a B.A. in History and Business from Andrews University.

Dr. Babish, a co-founder of the Company, serves as the Company's Vice President of Science, Secretary and Chairperson - Scientific Advisory Board. Since December 1996 Dr. Babish has served as a member of the Office of the Chief Executive. Dr. Babish had served as the Company's President and Chief Executive Officer from its inception in 1991 through July 1994 and as Chairperson of the Board of Directors through January 1995. Dr. Babish was an Associate Professor of Pharmacology and Toxicology at the New York State College of Veterinary Medicine of Cornell University and served on the faculty of Cornell University since 1978. He holds a B.S. in Biochemistry from Pennsylvania State University and a Ph.D. in Toxicology from Cornell University.

Mr. Warwick has served as a Director of the Company since July 1996. Mr. Warwick is President and Chief Executive Officer of AT&T China, where he has worked for over the past five years. From January 1995 to date, Mr. Warwick has served as a consultant to the Board of Directors on management and operational issues.

Mr. O'Reilly has served as a Director of the Company since July 1996. From August 1993 to date he has been a director and President of Vectorpharma International Corporation, a pharmaceutical-bio-technology related concern. From November 1992 to date, Mr. O'Reilly has been a self-employed consultant on pharmaceutical and healthcare issues. From 1987 to November 1992 Mr. O'Reilly was Senior Director, Corporate and Business Development for Syntex Corporation, a pharmaceutical company.

Mr. Nichols, a Director of the Company since July 1991, has been the Chief Executive Officer of The Nichols Team, Inc., a Rochester, New York general construction and development firm since 1983. Mr. Nichols has served in the Monroe County, New York Legislature and has served as an advisor to the Trustee Counsel of the Rochester Institute of Technology, and as a member of the Chase Lincoln First Bank Metropolitan Advisory Board.

Dr. Campbell has served as a Director of the Company since November 1994. Dr. Campbell is a Jacob Gould Schurman Professor of Nutritional Biochemistry at Cornell University and has been on the Cornell faculty since 1975. Prior thereto, Dr. Campbell was on the faculty of the Biochemistry and Nutrition Department of Virginia Institute of Technology for ten years. Dr. Campbell holds a Ph.D. in Nutritional Biochemistry from Cornell University.

Mr. Nikolis, a Director of the Company since April 1995, has been Vice President and Counsel to Natwest Markets PLC since August 1993, responsible for supervising loan portfolios, implementing financial and legal restructurings and evaluating, marketing and selling of bank collateral. From February 1991 to August 1993 Mr. Nikolis served as Vice President and Counsel at National Westminster Bank USA. Prior thereto Mr. Nikolis was an attorney at the law firm of Chadbourne & Parke from September 1986 until February 1991. Mr. Nikolis holds a J.D., M.B.A. and an M.A. in Anthropology and Archeology from New York University and a B.A. in Anthropology from the University of Pennsylvania.

Mr. Koch has served as Vice President and Chief Financial Officer of
the Company since November 1995.   Since December 1996 Mr. Koch has
served as a member of the Office of the Chief Executive. Prior thereto, from 1992 to 1995, Mr. Koch served as Vice President and Chief Financial Officer for IBAH, Inc., a clinical research organization providing outsourcing services to the pharmaceutical and biotechnology industries. From 1991 to 1992, Mr. Koch was an independent consultant providing strategic planning and related services to clients. From 1989 to 1990 he was Vice President and Chief Financial Officer for a food distribution firm. Mr. Koch holds a B.A. from Temple University.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and any persons who own more than 10% of any class of the Company's equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and to furnish the Company with copies of such reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to such officer, director and greater that 10% owners, during the last fiscal year, have been complied with except that Theodore P. Nikolis, a director, was inadvertently late in filing one report.

ITEM 10.  Executive Compensation.

The following table sets forth information concerning the annual and long term compensation of the Company's chief executive officer and the other most highly compensated executive officers of the Company, whose salary and bonus exceed $100,000 for services rendered in all capacities to the Company and its subsidiaries during the Company's 1994, 1995 and 1996 fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal   Fiscal       Salary     Bonus      Other Annual
Position             Year                               Compensation


Keith A. Rhodes      1996         $195,000(1)  ---         ---
President and Chief
Executive Officer(3) 1995         $195,000(1)  ---         $1,228,000(2)
                     1994         $ 45,000(1)  ---


John G. Babish       1996        $171,257      ---          ---
Vice-President of    1995        $ 95,000      $24,000      ---
Science(3)           1994        $108,398      $ 8,000      ---


Arthur Koch          1996        $112,500       ---         ---
Vice President
and Chief Financial
Officer(3)

-------------------------------
(1)  Represents consulting fees.
(2) One-time grant by the Company, in January 1995, to Mr. Rhodes to purchase an aggregate of 705,000 shares of the Company's Common
Stock for an aggregate purchase price of $269,850.
(3) In December 1996 Mr. Rhodes resigned the position of Chief Executive Officer and the Company established an Office of the Chief Executive consisting of Mr. Rhodes, Dr. Babish and Mr. Koch to perform the duties of Chief Executive Officer.

Director Compensation

    Each current initial non-employee director was granted an initial option to purchase 5,000 shares of the Company's Common Stock at $2.50 per share and each non-employee director who was subsequently elected or re-elected as a director received an annual grant of options to purchase 2,500 shares of the Company's Common Stock at the then market price pursuant to the Company's 1991 Stock Option Plan. Non-employee directors receive no other compensation. Directors who are also employees receive no additional compensation for their service as directors.

ITEM 11.  Security Ownership of Certain Beneficial Owners and
Management.

    Set forth below is the ownership of Common Stock at January 2, 1997 by (i) the only persons or groups who were herein known by the Company to beneficially own on such date, more than 5% of the outstanding shares of Common Stock; (ii) the directors during the last fiscal year;(iii) the executive officers named in the Summary Compensation Table herein under "Executive Compensation"; and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.


Name of Beneficial Owner    Amount and Nature      Percent of Class
                            of Beneficial
                            Ownership

Keith A. Rhodes
222 Langmuir Laboratory
Cornell Technology Park
Ithaca, NY 14850            714,000 (1)               6.1%

John G. Babish, Ph.D.
222 Langmuir Laboratory
Cornell Technology Park
Ithaca, NY 14850            723,100 (2)               6%

The Travelers Insurance Company
205 Columbus Boulevard
Hartford, CT 06183          1,100,000                 9.4%

William Warwick               7,500 (3)               *
Jack O'Reilly                 2,500 (4)               *
James Nichols                12,500 (5)               *
T. Colin Campbell           116,166 (6)               1%
Theodore P. Nikolis           3,900 (4)               *

All current directors and
officers as a group
(8 persons)                 1,579,666 (7)             13.1%

______________
*         Less than 1%

(1) Includes 2,500 shares issuable upon exercise of currently exercisable common stock purchase warrants.

(2) Includes 375,300 shares issuable upon exercise of currently exercisable common stock purchase warrants.

(3) Includes 7,500 shares issuable upon exercise of currently exercisable stock options.

(4) Includes 2,500 shares issuable upon exercise of currently exercisable stock options.

(5) Includes 12,500 shares issuable upon exercise of currently exercisable stock options.

(6) Includes 5,000 shares issuable upon exercise of currently exercisable stock options.

(7) Includes (i) 377,800 shares issuable upon exercise of currently exercisable common stock purchase warrants and (ii) 30,000 shares issuable upon exercise of currently exercisable stock options.

ITEM 12.  Certain Relationships and Related Transactions.

    In October 1994, the Registrant's wholly-owned subsidiary, Para Acquisition Corporation ("Para") entered into an agreement whereby Pacific Ventures, Inc. ("Pacific") and China Consultants, Inc. ("China", together with Pacific, the "Partners"), the sole general partners of Pacific Liaisons, a Delaware partnership, merged with Para. T.Colin Campbell, a director of the Company, and his son T.Nelson Campbell, a former Vice President of the Company, were majority shareholders of Pacific. In exchange for their respective shares of Pacific, T.Colin Campbell and T.Nelson Campbell received 111,666 and 284,750 shares of Common Stock of the Registrant, respectively.

    In January 1996, Para purchased substantially all of the assets related to Nutrition Advocate from Advocacy Communications, Inc., a Delaware corporation. T. Colin Campbell, a director of the Company, and his son T. Nelson Campbell, a former Vice President of the Company, are majority shareholders and officers of Advocacy Communications, Inc. The purchase price for the acquired assets was $350,000 plus contingent payments to be made by Para to a charitable organization based upon revenues to be generated by Para Acquisition Corporation.


                              SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     January 27, 1997
                                      PARACELSIAN, INC.

                                      By:  /s/ ARTHUR A. KOCH, JR.
                                        Arthur A. Koch, Jr.
                                        Member of the Office
                                        of the Chief Executive