Form 10QSB
period 1996-12-31
PARACELSIAN INC /DE/
filed 1997-02-14
CIK 882362

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                  OR

  [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO  _________





                      Commission File No. 0-19844


                            PARACELSIAN, INC.
   (Exact name of small business issuer as specified in its charter)


                    Delaware                                 16-1399565
(State or other jurisdiction of                          I.R.S. Employer
incorporation or organization)                           Identification No.)



222 Langmuir Laboratories, Cornell Technology Park,
Ithaca, New York                                          14850
(Address of principal executive offices)                  Zip Code



              Issuer's telephone number:  (607) 257-4224






Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  _     No ____




There were 11,676,889 shares of Common Stock and 2,111,870 Redeemable Common Stock Purchase Warrants outstanding at February 7, 1997.

                   Paracelsian, Inc. and Subsidiary

                                 Index




                                                                        Page

Part I - Financial Information

Item 1.   Financial Statements


Consolidated Balance Sheets as of December 31, 1996 (Unaudited) and
September 30, 1996 (Audited).                                             3

Consolidated Statements of Operations for the three months ended
December 31, 1996 and 1995 and the period from inception
(April 15, 1991) to December 31, 1996 (Unaudited).                        4

Consolidated Statements of Stockholders' Equity for the period from
inception (April 15, 1991) to December 31, 1996 (Unaudited)               5

Consolidated Statements of Cash Flows for the three months ended
December 31, 1996 and 1995 and the period from inception
(April 15, 1991) to December 31, 1996 (Unaudited).                        7

Notes to Consolidated Financial Statements (Unaudited).                   8


Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                               11



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                13

Signatures                                                               14

                     Paracelsian, Inc. and Subsidiary
                      (A Development Stage Company)
                       Consolidated Balance Sheets




                                         December 31,        September 30,
                                           1996                  1996
Assets                                   (Unaudited)           (Audited)
Current Assets:
Cash and cash equivalents                $3,321,854          $4,171,402
Prepaid expenses and other
current assets                              344,834             278,367
                                         -----------         -----------
 Total current assets                     3,666,688           4,449,769

Equipment, net                              369,354             384,790

Other Assets:
Traditional Chinese Medicine extracts,net   583,524             622,419
Licensing agreements, net                   507,601             555,602
Patents and trademarks, net                 272,415             258,206
Option to acquire EastWest Herbs, Ltd.
and related acquition costs                  92,866              92,866
Loan to EastWest Herbs, Ltd.                340,000             340,000
                                         -----------         -----------
                                          1,796,406           1,869,093
                                         -----------         -----------
                                         $5,832,448          $6,703,652
                                         ===========         ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                         $  238,174          $  312,817
Accrued expenses                            127,386             192,790
Deferred revenues                            54,789              46,858
Due to related party                         60,263              77,597
                                         -----------         -----------
Total current liabilities                   480,612             630,062
                                         -----------         -----------

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.01 par value;
 20,000,000 shares authorized;
 11,935,082 issued                          119,348             119,348
Additional paid-in capital               20,348,005          20,348,005
Deficit accumulated during the
development stage                       (13,773,002)        (13,051,248)
Treasury stock,at cost; 265,478 shares   (1,342,515)         (1,342,515)
                                         ----------          -----------
Total stockholders' equity                5,351,836           6,073,590
                                         -----------         -----------
                                         $5,832,448          $6,703,652
                                         ===========         ===========

     See accompanying notes to consolidated financial statements.

                     Paracelsian, Inc. and Subsidiary
                      (A Development Stage Company)
                       Consolidated Statements of Operations

             For the three months ended December 31, 1996 and 1995,
               And the period from inception to December 31, 1996
                             (Unaudited)
                                                         Cumulative
                                                         Period from
                         Three Months Ended              Inception to
                         December 31,                    December 31,
                                  1996         1995          1996
Sales:
Marketing rights                 $   -         $ -       $   254,995
Product royalties                     930        -               930
Products                             -          7,342        157,813
Subscription revenues                -            150         31,625
                                ----------    --------   -----------
                                      930       7,492        445,363


Operating expenses:
Research and product engineering  347,066     243,844      5,605,000
Research concerning Indian herbs     -           -           375,000
Newsletter expenses and costs        -         17,638        955,586
Cost of products sold                -          3,821         95,023
General and administrative        418,883     333,910      5,809,847
Officer stock compensation           -           -         1,228,275
                                ----------    --------   -----------
                                  765,949     599,213     14,068,731
                                ----------    --------   -----------

 Loss from operations during
    the development stage        (765,019)   (591,721)   (13,623,368)

Interest income, net               43,265      37,499        350,366
                                ----------    --------   ------------
Net loss during the
development stage               $(721,754)  $(554,222)  $(13,273,002)
                                ==========  ==========  =============

 Net loss per weighted average
 shares of common share            $(0.06)    $(0.11)

 Weighted average number of
 common stock outstanding       11,669,604  5,024,851
                               ===========  =========

See accompanying notes to consolidated financial statements.





                                                            Paracelsian, Inc. and Subsidiary
                                                            (A Development Stage Company)
                                                       Consolidated Statements of Stockholders' Equity
                                                      For the period from Inception to December 31, 1996

                                                                                                Deficit
                                                                                              Accumulated
                                                                                Additional    During the
                                           Preferred Stock      Common Stock        Paid-In   Development    Treasury
                                           Shares    Amount    Shares     Amount    Capital     Stage         Stock       Total
Issuance of Common Stock April-July 1991      -      $-       806,250 $    8,063  $     -    $       -     $    -    $     8,063
Issuance of Common Stock for licensing,
 technology and consulting services-July 1991                 333,850      3,338                                           3,338
Private placement of Common Stock-
 August-September 1991, net of costs                          267,288      2,673     369,017                             371,690
Net loss(April 15, 1991 to
 September 30, 1991)                                                                              (133,469)             (133,469
                                             -----------------------------------------------------------------------------------
BALANCE, September 30, 1991                   -        -    1,407,388     14,074     369,017      (133,469)       -      249,622

Redemption of Common Stock-November 1991                     (245,000)    (2,450)                                         (2,450)
Initial Public Offering of Common Stock
 - February 1992, net of costs                              1,150,000     11,500   5,103,451                           5,114,951
Issuance of Warrants-February 1992                                                     1,000                               1,000
Net loss (year ended September 30, 1992)                                                        (1,221,943)           (1,221,943)
                                             -----------------------------------------------------------------------------------
BALANCE, September 30, 1992                   -          -  2,312,388     23,124   5,473,468    (1,355,412)     -      4,141,180

Warrant dividend-September 1993                                                      436,898     (500,000)               (63,102)
Net loss (year ended September 30, 1993)                                                        (2,022,614)           (2,022,614)
                                             -----------------------------------------------------------------------------------

BALANCE, September 30, 1993                   -          -  2,312,388     23,124   5,910,366    (3,878,026)     -      2,055,464

Net loss (year ended September 30, 1994)                                                        (1,940,262)           (1,940,262)
                                             -----------------------------------------------------------------------------------
BALANCE,  September 30, 1994                  -          -  2,312,388     23,124   5,910,366    (5,818,288)     -        115,202

Issuance of Common Stock for acquisition
 of Pacific Liaisons - October 1994                         1,116,666     11,167   1,632,833                           1,644,000
Exercise of Warrants                                          221,200      2,212     716,644                             718,856
Common Stock purchase by Officer
 -January 1995                                                705,000      7,050   1,311,075                           1,318,125
Issuance of Common Stock for services
 rendered-January 1995                                         33,330        333      21,167                              21,500
 -April 1995                                                  200,000      2,000     373,000                             375,000
Issuance of Common Stock for conversion of
  short-term liabilities-June 1995                             13,000        130      48,849                              48,979
Issuance of Common Stock
 -August 1995, net of costs                                   300,000      3,000     749,625                             752,625
Issuance of Preferred Stock-September 1995
  Series A, net of costs                    10,700    107                            361,018                             361,125
  Series B, net of costs                    10,000    100                            399,900                             400,000
  Series C, net of costs                     5,000     50                            218,422                             218,472
Net loss(year ended September 30, 1995)                                                         (3,031,196)           (3,031,196)
                                             -----------------------------------------------------------------------------------
BALANCE, September 30, 1995                 25,700    257   4,901,584     49,016  11,742,899    (8,849,484)     -      2,942,688

Issuance of Series B Preferred Stock,
 net of costs                               76,651    767                          3,999,233                           4,000,000
Exercise of Warrants                                           73,318        733     154,676                             155,409
Issuance of Common Stock for services
 rendered-October 1995                                         33,336        331      42,669                              43,000
Purchase of Treasury Stock-November 1995                                                                   (1,342,515)(1,342,515)
Conversion of Preferred Stock             (102,351) (1,024) 5,371,010     53,710     (52,686)                             -
Issuance of Common Stock
 for conversion of short-term liabilities
 -January 1996                                                  2,500         25       9,975                              10,000
Issuance of Common Stock
 for services rendered-February 1996                           25,000        250      27,875                              28,125
Issuance of Warrants and Options
 for services rendered-February 1996                                                 132,500                             132,500
Issuance of Common Stock
 -June 1996,net of costs                                      733,334      7,333   1,965,663                           1,972,996
Sale of Warrants-June 1996                                                           35,000                              35,000
Issuance of Common Stock
 -July 1996,net of costs                                       91,667        917     250,075                             250,992
Issuance of Common Stock
 for services rendered-July 1996                                5,000         50       4,950                               5,000
Exercise of Options-September 1996                             15,000        150      37,350                              37,500
Issuance of Common Stock
 -September 1996, net of costs                                683,333      6,833   1,997,826                           2,004,659
Net loss(year ended September 30, 1996)                                                         (4,201,764)           (4,201,764)
                                             -----------------------------------------------------------------------------------
BALANCE,  September 30, 1996                  -     $-      11,935,082  $ 119,348 $20,348,005  $(13,051,248)$(1,342,515)$6,073,590

Net loss (three months ended                                                                     (721,754)              (721,754)
December 31, 1996)
                                             -------------------------------------------------------------------------------------

BALANCE, December 31, 1996
                                              -     $-      11,935,082  $ 119,348 $20,348,005  $(13,773,002)$(1,342,515)$5,351,836
                                             =====================================================================================

                                               See accompanying notes to consolidated financial statements.

                     Paracelsian, Inc. and Subsidiary
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows
          For the three months ended December 31, 1996 and 1995
           And the Period From Inception to December 31, 1996
                        (Unaudited)


                                                                                   Cumulative
                                                                                   Period from
                                            Three  Months Ended                    Inception to
                                              December 31,                         December 31,
                                            1996             1995                     1996

Cash flows from operating activities:
Net loss                                      $(721,754)      $(554,222)          $(13,273,002)
Adjustments to reconcile net loss to net cash
 (used in)  operating activities:
Non-cash compensation expense                      -               -                 1,228,275
Other non-cash expenses                          38,895          20,000              1,179,553
Depreciation and amortization                    73,755          68,262                851,359
Changes in assets and liabilities
(Increase) in prepaid expenses and
 other current assets                           (66,466)        (29,531)              (315,413)
(Decrease) Increase in accounts payable         (74,643)       (127,328)               569,789
(Decrease) Increase in due to related party     (17,334)           -                    60,263
Increase in deferred revenues                     7,931            -                    54,789
(Decrease)Increase in accrued expenses          (65,403)          4,509                127,387

                                              --------------------------------------------------
  Net cash (used in)  operating activities     (825,018)       (618,310)            (9,516,999)

Cash flows from investing activities:
Purchase of investments                            -               -                (6,719,089)
Redemption of investments                          -               -                 6,719,089
Purchase of equipment                            (5,819)        (11,538)              (721,118)
Proceeds from sale of equipment                    -               -                    20,000
Acquisition of licensed technology                 -               -                   (50,000)
Acquisition of patents and trademarks           (18,711)        (21,301)              (323,514)
Acquisition of New Century Nutrition newsletter    -           (350,000)              (350,000)
Acquisition of option for EastWest
 Herbs Ltd. and related costs                      -               -                   (92,866)
    Loan to EastWest Herbs Ltd                     -               -                  (340,000)
                                              --------------------------------------------------
  Net cash used in investing activities         (24,530)       (382,839)            (1,857,498)
                                              -------------------------------------------------

Cash flows from financing activities:
Sale of common stock, initial public
 offering, net of costs                            -               -                 5,124,014
Sale of common and preferred stock,
 net of costs                                      -          4,000,000             10,330,109
Proceeds from the exercise of warrants             -            155,409                666,295
Proceeds from the exercise of options              -               -                    37,500
Proceeds from the sale of warrants                 -               -                    35,000
Purchase of treasury stock                         -         (1,342,515)            (1,342,515)
Cost of warrant dividend                           -               -                   (63,102)
Payments on equipment contract                     -               -                   (90,950)
                                              -------------------------------------------------
Net cash provided by financing activities          -          2,812,894             14,696,351
                                              -------------------------------------------------

Net increase (decrease) in cash
 and cash equivalents                          (849,548)      1,811,745              3,321,854

Cash and cash equivalents,
 beginning of period                          4,171,402       1,416,022                   -
                                              -------------------------------------------------

Cash and cash equivalents, end of period     $3,321,854      $3,227,767             $3,321,854
                                             ==================================================

Supplemental disclosure:
Cash paid during the period for interest         $1,785            $243                $14,800
                                                =======            =====               ========

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired,
 net of cash acquired                            $ -               $ -              $1,702,000
Less - liabilities assumed                         -                 -                 (52,000)
Less - issuance of common stock                    -                 -              (1,644,000)
                                              -------------------------------------------------
  Net cash paid                                  $ -               $ -                  $6,000
                                              =================================================
Warrant dividend                                 $ -               $ -                $500,000
Issuance of common stock to reduce
 short-term liabilities                          $ -               $ -                $497,074
Purchase of equipment                            $ -               $ -                 $90,950
Issuance of common stock for
 licensing and technology rights                 $ -               $ -                  $3,338
                                              =================================================

                See accompanying notes to consolidated financial statements

                      Paracelsian, Inc. and Subsidiary
                       (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1996 AND 1995



1.    MANAGEMENT REPRESENTATION

The condensed consolidated financial statements included herein have been prepared by Paracelsian, Inc. and subsidiary (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for Paracelsian, Inc. and its consolidated subsidiary. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

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

In October 1994, Pacific Liaisons, a partnership engaged in identifying and acquiring biologically active drugs, natural products and foods from Eastern Asia, merged with a wholly-owned subsidiary of the Company and the Company now maintains a large library of natural medicinal extracts. These extracts are being processed with the p34 screening assay. The Company also has access to the informational database related to the medicinal extracts, which contains, among other things, a history of the usage of each extract.

In November 1995, the Company purchased substantially all the assets related to New Century Nutrition, a newsletter promoting disease prevention through nutrition. In December 1996, the Company decided to cease publication of the newsletter and seek potential buyers for the newsletter and/or its subscriber list. All costs associated with the ceasation of publication have been included in the financial statements of September 30, 1996.

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $722,000 for the three months ended
December 31, 1996 and has working capital of approximately $3,186,000 at that date. The Company continues to expend funds on product research and development and general and administrative expenses and has not generated significant revenues.

3. SIGNIFICANT ACCOUNTING POLICIES:

Consolidation
The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents as of December 31, and September 30, 1996 approximated $3,322,000 and
$4,171,000 respectively.

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

Patents and Trademarks
The Company has acquired or applied for certain patent and trademark rights. Costs associated with the acquisition and application for these rights have been capitalized and are being amortized on the straight-line method over the estimated legal life of the assets which range from 15 to 17 years. Accumulated amortization of the patents and trademarks totaled $63,247 and $58,747 at December 31, and September30, 1996, respectively.

Equipment and Depreciation
Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Equipment consists of the following as of:

                                  Useful          December 31,    September 30,
                                  Lives              1996             1996
                                  -----           ------------    -------------
       Laboratory Equipment       10 Years        $500,623         $563,577
       Office Furniture and
        Equipment                  5 Years          88,095           73,273
       Computer Equipment and
        Software                   5 Years         133,033          104,820
                                                   ---------        --------
                                                   721,751          741,670
       Less-Accumulated Depreciation               336,961          285,115
                                                   ---------        --------
                                                  $384,790         $456,555
                                                  ==========       ==========


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

ITEM 2.       Management's Discussion and Analysis of  Financial
Condition and Results of Operations:


     Three Months Ended December 31, 1996 as compared to the Three
                   Months Ended December 31, 1995

During the first quarter of the fiscal year ending September 30, 1997 the Company generated revenues of $ 930 of royalty income from the exclusive license agreement with Calbiochem-Novabiochem International for the licensing of products utilizing the cdk 1 Assay technology.
This represents an 88% decrease from the first quarter of fiscal 1996 when revenue of $ 7,500 was generated by the sales of the Company's ELISA(trademark). The agreement with Calbiochem-Novabiochem International, signed in April 1996, will generate revenues consisting of an accelerating step royalty that increases to ten percent on net sales in excess of $1 million.

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

Since the Company's inception (April 15, 1991) through December 31,
1996, it has invested $ 5,605,000 in product research, development and engineering. The amount expended in the first quarter of fiscal 1997, $347,000, as compared to $244,000 in the first quarter of fiscal 1996 represents an increase of 42%. This increase was attributable to expanded clinical studies of ANDROVIR(trademark), the compassionate use trial of PN27,1 and increased personnel expenses.

The Company intends to incur continuing product research, development and engineering expenses at a slightly higher amount than expenditures in the first quarter of fiscal 1997. A significant amount of this effort during the second quarter of fiscal 1997 will be directed at the National Cancer Institute as part of the CRADA. The proposed terms of the CRADA are included in an agreement signed by the parties in December 1996. Under the proposed terms, the parties have agreed to share certain, extensive proprietary data, methods and models for use in evaluating the efficacy of certain of the Company's compounds against HIV and certain cancers.

General and administrative expenses totaled $ 5,810,000 during the period from inception to December 31, 1996. Of this amount $ 419,000 was incurred in the first quarter of fiscal 1997 and $334,000 in the first quarter of fiscal 1996, an increase of 26%. These expenses relate to the administration of the research, development and product engineering activities and support services including raising capital, arranging for facilities, hiring employees, market analysis and the development and administration of the Company's business and marketing plans. The increase from the prior year period is attributable to additional consultant and other professional fees incurred in the current quarter. The Company expects general and administrative expenses in the second quarter of fiscal 1997 to grow slightly over expenditures in the first quarter of fiscal 1997.

The Company has incurred net losses of $13,273,000 as a development stage company from inception to December 31, 1996, of which $722,000 was incurred in the first quarter of fiscal 1997 and $554,000 was
incurred in first quarter of fiscal 1996.   The net loss per share of
common stock amounted to $.06 for the quarter ended December 31, 1996
and $.11 for the quarter ended December 31, 1995.   The Company
anticipates that losses will continue throughout fiscal 1997, increasing slightly from the amount in the first quarter of fiscal 1997 for the reasons described above.

Liquidity and Capital Resources

At December 31, 1996, the Company had cash and cash equivalents of $3,322,000 as compared to $4,171,000 at September 30, 1996.

The Company expects to incur additional research and development and product engineering expenses, including personnel costs and costs related to preclinical testing and clinical trials. During fiscal 1997 product launch expenses are expected for the products resulting from the clinical trials. In February 1997, the Company entered into a strategic alliance with East West Herbs, Ltd. Under the terms of this alliance, East West has undertaken the major tasks associated with the marketing and launch of the Company's first product. Additionally, East West will supervise the sourcing, manufacturing and distribution of this product in the U. S. In connection with this agreement the Company paid to East West a management fee of $200,000 for the one year term of this alliance.

The Company intends to seek additional funding sources of capital and liquidity through collaborative agreements. In addition, the Company is continually evaluating various financing alternatives including public
and private sources of debt and equity.   The Company believes that it
will be successful in these endeavors, however, there can be no assurance that such additional financing will be available on acceptable terms or at all. If additional financing is not available, the Company anticipates that its available cash and existing sources of funding will be adequate to satisfy its operating cash and capital requirements through fiscal 1997. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of such programs and its acquisition plans.

PART II.  OTHER INFORMATION

Item 6(a).      Exhibits

          None.


Item 6(b).      Reports on Form 8-K.

              The following reports were filed on Form 8-K during the quarter ended December 31, 1996:

     Date                Item Reported


 November 8, 1996        Item 4:  Changes in Registrants Certifying Accountant


 December 13, 1996       Item 5:  Other Events

SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     February 10, 1997

                                                          PARACELSIAN, INC.


By:/s/KEITH A. RHODES     By:/s/JOHN G. BABISH       By:/s/ARTHUR A. KOCH, JR.
   Keith A. Rhodes           John G. Babish             Arthur A. Koch,Jr.
   Chairman of the Board,    Vice President and         Vice President and
   President, Member of      Member of the Office       Member of the Office
   the Office of the         of the Chief Executive     of the Chief Executive
   Chief Executive