Form 10QSB
period 1997-03-31
PARACELSIAN INC /DE/
filed 1997-05-15
CIK 882362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________




Commission File No. 0-19844


                  PARACELSIAN, INC.
                  ------------------
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

Yes   X  _     No ____




There were 11,676,889 shares of Common Stock and 2,111,870 Redeemable Common Stock Purchase Warrants outstanding at May 9, 1997.

Paracelsian, Inc. and Subsidiary

Index





Part I - Financial Information

Item 1.   Financial Statements


Consolidated Balance Sheets as of March 31, 1997 (Unaudited) and
September 30, 1996 (Audited).

Consolidated Statements of Operations for the three months and six months ended March 31, 1997 and 1996 and the period from inception (April 15, 1991) to March 31,1997 (Unaudited).

Consolidated Statements of Stockholders' Equity for the period from inception (April 15, 1991) to March 31, 1997 (Unaudited).

Consolidated Statements of Cash Flows for the six months ended March 31, 1997 and 1996 and the period from inception (April 15, 1991) to March 31, 1997 (Unaudited).

Notes to Consolidated Financial Statements (Unaudited).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 6 - Exhibits and Reports on Form 8-K

Signatures

                     Paracelsian, Inc. and Subsidiary
                      (A Development Stage Company)
                       Consolidated Balance Sheets




                                         March 31,          September 30,
                                           1997                  1996
Assets                                   (Unaudited)           (Audited)
Current Assets:
Cash and cash equivalents                $2,076,849          $4,171,402
Prepaid expenses and other
current assets                              533,150             278,367
                                         -----------         -----------
 Total current assets                     2,609,999           4,449,769

Equipment, net                              359,167             384,790

Other Assets:
Traditional Chinese Medicine extracts,net   544,629             622,419
Licensing agreements, net                   459,601             555,602
Patents and trademarks, net                 292,158             258,206
Option to acquire EastWest Herbs, Ltd.
and related acquition costs                    -                 92,866
Loan to EastWest Herbs, Ltd.                340,000             340,000
                                         -----------         -----------
                                          1,636,338           1,869,093
                                         -----------         -----------
                                         $4,605,554          $6,703,652
                                         ===========         ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                         $  146,800          $  312,817
Accrued expenses                             49,301             192,790
Deferred revenues                            48,758              46,858
Due to related party                         42,931              77,597
                                         -----------         -----------
Total current liabilities                   287,790             630,062
                                         -----------         -----------

Commitments and Contingencies

Stockholders' Equity:
Common stock, $.01 par value;
 20,000,000 shares authorized;
 11,942,367 issued at March 31, 1997
 and 11,935,082 at September 30, 1996       119,420             119,348
Additional paid-in capital               20,335,840          20,348,005
Deficit accumulated during the
development stage                       (14,794,981)        (13,051,248)
Treasury stock,at cost; 265,478 shares   (1,342,515)         (1,342,515)
                                         ----------          -----------
Total stockholders' equity                4,317,764           6,073,590
                                         -----------         -----------
                                         $4,605,554          $6,703,652
                                         ===========         ===========

     See accompanying notes to consolidated financial statements.



                     Paracelsian, Inc. and Subsidiary
                      (A Development Stage Company)
                       Consolidated Statements of Operations

             For the three months and six months ended March 31, 1997 and 1996,
               And the period from inception to March 31, 1997
                             (Unaudited)
                                                                                      Cumulative
                                                                                      Period from
                         Three Months Ended              Six Months Ended             Inception to
                         December 31,                       March 31,                 March 31,
                                  1997         1996          1997         1996         1997
Sales:
Marketing rights                 $   -         $ -       $      -         $   -        $    254,995
Product royalties                     140        -             1,070          -               1,070
Products                            3,525        12,963        3,525          20,306        161,338
Subscription revenues                -            3,487         -              3,636         31,625
                                ----------    --------   -----------      ----------       --------
                  Total sales       3,665        16,450        4,595          23,942        449,028


Operating expenses:
Research and product engineering  448,297       323,022      836,032         566,864      6,053,297
Research concerning Indian herbs     -           -               -             -            375,000
Newsletter expenses and costs        -          180,087          -           197,726        955,586
Cost of products sold                -            6,717          -            10,538         95,023
General and administrative        595,508       570,668      973,723         904,578      6,405,355
Officer stock compensation           -           -               -             -          1,228,275
                                ----------    --------   -----------       ---------    ------------
     Total Operating Expenses   1,043,805     1,080,494    1,809,755       1,679,706     15,112,536
                                ----------    --------   -----------     -----------   -------------

 Loss from operations during
    the development stage      (1,040,140)   (1,064,044)  (1,805,160)     (1,655,764)   (14,663,508)

Interest income, net               18,161       1,785         61,427          39,283        368,527
                                ----------    --------   ------------    ------------   ------------
Net loss during the
development stage             $(1,021,979)  $(1,062,259) $(1,743,733)   $(1,616,481)   $(14,294,981)
                                ==========  ==========  =============   ============   =============

 Net loss per weighted average
 shares of common share            $(0.10)    $(0.13)         $(0.16)         $(0.20)

 Weighted average number of
 common stock outstanding       10,599,041  8,188,655       10,595,768    8,188,655
                               ===========  =========       ==========    =========

See accompanying notes to consolidated financial statements.









                                                            Paracelsian, Inc. and Subsidiary
                                                            (A Development Stage Company)
                                                       Consolidated Statements of Stockholders' Equity
                                                      For the period from Inception to March 31, 1997

                                                                                                Deficit
                                                                                              Accumulated
                                                                                Additional    During the
                                           Preferred Stock      Common Stock        Paid-In   Development    Treasury
                                           Shares    Amount    Shares     Amount    Capital     Stage         Stock       Total
Issuance of Common Stock April-July 1991      -      $-       806,250 $    8,063  $     -    $       -     $    -    $     8,063
Issuance of Common Stock for licensing,
 technology and consulting services-July 1991                 333,850      3,338                                           3,338
Private placement of Common Stock-
 August-September 1991, net of costs                          267,288      2,673     369,017                             371,690
Net loss(April 15, 1991 to
 September 30, 1991)                                                                              (133,469)             (133,469
                                             -----------------------------------------------------------------------------------
BALANCE, September 30, 1991                   -        -    1,407,388     14,074     369,017      (133,469)       -      249,622

Redemption of Common Stock-November 1991                     (245,000)    (2,450)                                         (2,450)
Initial Public Offering of Common Stock
 - February 1992, net of costs                              1,150,000     11,500   5,103,451                           5,114,951
Issuance of Warrants-February 1992                                                     1,000                               1,000
Net loss (year ended September 30, 1992)                                                        (1,221,943)           (1,221,943)
                                             -----------------------------------------------------------------------------------
BALANCE, September 30, 1992                   -          -  2,312,388     23,124   5,473,468    (1,355,412)     -      4,141,180

Warrant dividend-September 1993                                                      436,898     (500,000)               (63,102)
Net loss (year ended September 30, 1993)                                                        (2,022,614)           (2,022,614)
                                             -----------------------------------------------------------------------------------

BALANCE, September 30, 1993                   -          -  2,312,388     23,124   5,910,366    (3,878,026)     -      2,055,464

Net loss (year ended September 30, 1994)                                                        (1,940,262)           (1,940,262)
                                             -----------------------------------------------------------------------------------
BALANCE,  September 30, 1994                  -          -  2,312,388     23,124   5,910,366    (5,818,288)     -        115,202

Issuance of Common Stock for acquisition
 of Pacific Liaisons - October 1994                         1,116,666     11,167   1,632,833                           1,644,000
Exercise of Warrants                                          221,200      2,212     716,644                             718,856
Common Stock purchase by Officer
 -January 1995                                                705,000      7,050   1,311,075                           1,318,125
Issuance of Common Stock for services
 rendered-January 1995                                         33,330        333      21,167                              21,500
 -April 1995                                                  200,000      2,000     373,000                             375,000
Issuance of Common Stock for conversion of
  short-term liabilities-June 1995                             13,000        130      48,849                              48,979
Issuance of Common Stock
 -August 1995, net of costs                                   300,000      3,000     749,625                             752,625
Issuance of Preferred Stock-September 1995
  Series A, net of costs                    10,700    107                            361,018                             361,125
  Series B, net of costs                    10,000    100                            399,900                             400,000
  Series C, net of costs                     5,000     50                            218,422                             218,472
Net loss(year ended September 30, 1995)                                                         (3,031,196)           (3,031,196)
                                             -----------------------------------------------------------------------------------
BALANCE, September 30, 1995                 25,700    257   4,901,584     49,016  11,742,899    (8,849,484)     -      2,942,688

Issuance of Series B Preferred Stock,
 net of costs                               76,651    767                          3,999,233                           4,000,000
Exercise of Warrants                                           73,318        733     154,676                             155,409
Issuance of Common Stock for services
 rendered-October 1995                                         33,336        331      42,669                              43,000
Purchase of Treasury Stock-November 1995                                                                   (1,342,515)(1,342,515)
Conversion of Preferred Stock             (102,351) (1,024) 5,371,010     53,710     (52,686)                             -
Issuance of Common Stock
 for conversion of short-term liabilities
 -January 1996                                                  2,500         25       9,975                              10,000
Issuance of Common Stock
 for services rendered-February 1996                           25,000        250      27,875                              28,125
Issuance of Warrants and Options
 for services rendered-February 1996                                                 132,500                             132,500
Issuance of Common Stock
 -June 1996,net of costs                                      733,334      7,333   1,965,663                           1,972,996
Sale of Warrants-June 1996                                                           35,000                              35,000
Issuance of Common Stock
 -July 1996,net of costs                                       91,667        917     250,075                             250,992
Issuance of Common Stock
 for services rendered-July 1996                                5,000         50       4,950                               5,000
Exercise of Options-September 1996                             15,000        150      37,350                              37,500
Issuance of Common Stock
 -September 1996, net of costs                                683,333      6,833   1,997,826                           2,004,659
Net loss(year ended September 30, 1996)                                                         (4,201,764)           (4,201,764)
                                             -----------------------------------------------------------------------------------
BALANCE,  September 30, 1996                  -      -     11,935,082    119,348  20,348,005   (13,051,248) (1,342,515) 6,073,590

Issuance of Common Stock
 for services rendered-January 1997                             7,285         72      22,835                               22,907
Termination of Warrants February 1997                                                (35,000)                            (35,000)
Net loss (six months ended
March 31, 1997)                                                                                 (1,743,733)           (1,743,733)
                                             -------------------------------------------------------------------------------------

BALANCE, March 31, 1997
                                              -     $-      11,942,367  $ 119,420 $20,335,840 $(14,794,981) $(1,342,515)$4,317,764
                                             =====================================================================================

                                               See accompanying notes to consolidated financial statements.

                     Paracelsian, Inc. and Subsidiary
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows
          For the six months ended March 31, 1997 and 1996
           And the Period From Inception to March 31, 1997
                        (Unaudited)


                                                                                   Cumulative
                                                                                   Period from
                                            Six Months Ended                       Inception to
                                              March 31,                            March 31,
                                            1997             1996                     1997

Cash flows from operating activities:
Net loss                                      $(1,743,733)     $(1,616,481)         $(14,294,981)
Adjustments to reconcile net loss to net cash
 (used in)  operating activities:
Non-cash compensation expense                      -               -                 1,228,275
Other non-cash expenses                         170,656          17,130              1,311,314
Depreciation and amortization                   147,510         176,524                925,114
Changes in assets and liabilities
(Increase) in prepaid expenses and
 other current assets                          (254,783)        (75,015)              (503,730)
(Decrease) Increase in accounts payable        (143,112)       (453,582)               501,320
(Decrease) Increase in due to related party     (34,667)           -                    42,930
Increase in deferred revenues                     1,900            -                    48,758
(Decrease)Increase in accrued expenses         (143,486)         55,358                 49,304

                                              --------------------------------------------------
  Net cash (used in)  operating activities   (1,999,715)     (1,896,066)           (10,691,696)

Cash flows from investing activities:
Purchase of investments                            -               -                (6,719,089)
Redemption of investments                          -               -                 6,719,089
Purchase of equipment                           (16,887)        (38,775)              (732,186)
Proceeds from sale of equipment                    -               -                    20,000
Acquisition of licensed technology                 -               -                   (50,000)
Acquisition of patents and trademarks           (42,951)       (109,951)              (347,754)
Acquisition of New Century Nutrition newsletter    -           (350,000)              (350,000)
Acquisition of option for EastWest
 Herbs Ltd. and related costs                      -               -                   (92,866)
    Loan to EastWest Herbs Ltd                     -               -                  (340,000)
                                              --------------------------------------------------
  Net cash used in investing activities         (59,838)       (498,726)            (1,892,806)
                                              -------------------------------------------------

Cash flows from financing activities:
Sale of common stock, initial public
 offering, net of costs                            -               -                 5,124,014
Sale of common and preferred stock,
 net of costs                                      -          4,000,000             10,330,109
Proceeds from the exercise of warrants             -            155,409                666,295
Proceeds from the exercise of options              -               -                    37,500
Proceeds from the sale of warrants              (35,000)           -                      -
Purchase of treasury stock                         -         (1,342,515)            (1,342,515)
Cost of warrant dividend                           -               -                   (63,102)
Payments on equipment contract                     -               -                   (90,950)
                                              -------------------------------------------------
Net cash provided by financing activities       (35,000)      2,812,894             14,661,351
                                              -------------------------------------------------

Net increase (decrease) in cash
 and cash equivalents                        (2,094,553)        418,102              2,076,849

Cash and cash equivalents,
 beginning of period                          4,171,402       1,416,022                   -
                                              -------------------------------------------------

Cash and cash equivalents, end of period     $2,076,849      $1,834,124             $2,076,849
                                             ==================================================

Supplemental disclosure:
Cash paid during the period for interest         $1,785         $7,019                $16,585
                                                =======         ======                ========

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired,
 net of cash acquired                            $ -               $ -              $1,702,000
Less - liabilities assumed                         -                 -                 (52,000)
Less - issuance of common stock                    -                 -              (1,644,000)
                                              -------------------------------------------------
  Net cash paid                                  $ -               $ -                  $6,000
                                              =================================================
Warrant dividend                                 $ -               $ -                $500,000
Issuance of common stock to reduce
 short-term liabilities                          $ 22,907          $ 38,125           $519,981
Purchase of equipment                            $ -               $ -                 $90,950
Issuance of common stock for
 licensing and technology rights                 $ -               $ -                  $3,338
                                              =================================================

                See accompanying notes to consolidated financial statements








Paracelsian, Inc. and Subsidiary
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1997 AND 1996



1.    MANAGEMENT REPRESENTATION

The consolidated financial statements included herein have been prepared by Paracelsian, Inc. and subsidiary (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for Paracelsian, Inc. and its consolidated subsidiary. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended
September 30, 1996.

2.    ORGANIZATION, BUSINESS, AND RISK FACTORS:

Organization and Business

The Company is a biotechnology company that markets and develops products from technology related to the detectionobservation of transmissions of signals from the exterior of a cell to its nucleus
(signal transduction). These signals which results in the activation or suppression of specific genes and culminates in cell division or death (signal transduction).

Cell division is one of the basic steps in biology necessary for normal growth of tissues to support life. The Company's technology enables researchers to observe signal transduction pathways and measure the effects of chemicals contained in synthetic and natural compounds, and chemicals ocurring in nature such as herbs and combinations of herbal extracts, on cell division. In the course of these observations, the Company can distinguish the effects of such chemicals on targeted cells, thereby screening compounds to identify those with promisingfavorable therapeutic effects. (This proprietary technology, including the components, methods, procedures and know-how employed in this screening process, is referred to herein as the "Screening
Technology".)

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

In November 1995, the Company purchased substantially all the assets related to New Century Nutrition, a newsletter promoting disease prevention through nutrition. In December 1996, the Company decided to cease publication of the newsletter and seek potential buyers for the newsletter and/or its subscriber list. All costs associated with the cessation of publication have been included in the financial statements of September 30, 1996.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of approximately $1,683,000 for the six months ended March 31, 1997 and has working capital of approximately
$2,371,000 at that date. The Company continues to expend funds on product research and development and general and administrative expenses and has not generated significant revenues.

3. SIGNIFICANT ACCOUNTING POLICIES:

Consolidation
The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents as of March 31, 1997 and September 30, 1996 approximated $2,077,000 and
$4,171,000 respectively.

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

Patents and Trademarks
The Company has acquired or applied for certain patent and trademark rights. Costs associated with the acquisition and application for these rights have been capitalized and are being amortized on the straight-line method over the estimated legal life of the assets which range from 15 to 17 years. Accumulated amortization of the patents and trademarks totaled $66,247 and $58,747 at March 31, 1997 and September 30, 1996, respectively.

Equipment and Depreciation
Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Equipment consists of the following as of:

                                Useful    March 31,   September 30,
                                Lives       1997         1996

Laboratory Equipment            10 years  $511,691     $500,623
Office Furniture and Equipment  10 years    86,345       88,095
Computer Equipment and Software  5 years   133,852      133,033
                                          ---------     -------
                                          $731,888     $721,751
Less Accumulated Depreciation              372,721      336,961
                                          ---------    --------
                                          $359,167     $384,790
                                          =========    ========


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


4. SUBSEQUENT EVENTS:

On April 9, 1997 the Company's option to acquire East West Herbs, Ltd.
of Kingham, England expired.


ITEM 2.       Management's Discussion and Analysis of  Financial
Condition and Results of Operations:


     Three Months Ended March 31, 1997 as compared to the Three Months
                        Ended March 31, 1996

For the three month period ending March 31, 1997 the Company generated revenues of $3,500 from the sale of the Company's ELISA(trademark) kits and $140 of royalty income from the exclusive license agreement with Calbiochem-Novabiochem International for the licensing of products utilizing the cdk 1 Assay technology. This represents a 77% decrease from the three month period ending March 31, 1996 when sales of $
13,000 were generated from the sales of the Company's ELISA(trademark) kits and $3,500 of subscription revenue from New Century Nutrition newsletter.

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

Since the Company's inception (April 15, 1991) through March 31, 1997, it has invested $ 6,053,000 in product research, development and engineering. The amount expended in the second quarter of fiscal 1997, $448,000, as compared to $323,000 in the second quarter of fiscal 1996 represented an increase of 39%. This increase was attributable to the continued expanded clinical studies of ANDROVIR(trademark), the compassionate use trial of PN27,1 and increased personnel expenses.

The Company intends to incur continuing product research, development and engineering expenses at a slightly higher amount than expenditures in the second quarter of fiscal 1997. A significant amount of this effort during the remainder of fiscal 1997 will be directed at the National Cancer Institute as part of the CRADA. The proposed terms of the CRADA are included in an agreement signed by the parties in December 1996. Under the proposed terms, the parties have agreed to share certain, extensive proprietary data, methods and models for use in evaluating the efficacy of certain of the Company's compounds against HIV and certain cancers.

General and administrative expenses totaled $ 6,393,000 during the period from inception to March 31, 1997. Of this amount $ 584,000 was incurred in the second quarter of fiscal 1997 and $571,000 in the second quarter of fiscal 1996, representing an increase of 2%. These expenses relate to the administration of the research, development and product engineering activities and support services including raising capital, arranging for facilities, hiring employees, market analysis and the development and administration of the Company's business and marketing plans. The increase from the prior year period is attributable to additional consultant and other professional fees incurred in the current quarter. The Company expects general and administrative expenses in the third quarter of fiscal 1997 to grow slightly over expenditures in the second quarter of fiscal 1997.

The Company has incurred net losses of $14,234,000 as a development stage company from inception to March 31, 1997, of which $961,000 was incurred in the second quarter of fiscal 1997 and $1,062,000 was
incurred in the second quarter of fiscal 1996.   The net loss per share
of common stock amounted to $.09 for the quarter ended March 31, 1997
and $.13 for the quarter ended March 31, 1996.   The Company
anticipates that losses will continue throughout fiscal 1997, increasing slightly from the amount in the second quarter of fiscal
1997 for the reasons described above.

Liquidity and Capital Resources

At March 31, 1997, the Company had cash and cash equivalents of $2,077,000 as compared to $4,171,000 at September 30, 1996.
The Company expects to incur additional research and development and product engineering expenses, including personnel costs and costs related to preclinical testing and clinical trials.

In April 1997, the Company was advised by the Food and Drug Administration that the dietary supplement marketing of AndroVir(trademark) for HIV positive individuals and of AndroCar(trademark) to persons with cancer would constitute claims that the products are intended to treat persons with serious diseases and thus intended for drug use and not dietary supplement use. As a result of this advice, the Company is modifying its proposed marketing plan to ensure that any products introduced as dietary supplements meet regulatory requirements for this product category.

If the Company ultimately determines to proceed with a product launch prior to the end of fiscal 1997, the Company believes that the initial funding required for such launch could be provided out of the Company's existing cash.

The Company intends to seek additional funding sources of capital and liquidity through collaborative agreements. In addition, the Company is continually evaluating various financing alternatives including public
and private sources of debt and equity.   There can be no assurance
that such additional financing will be available on acceptable terms or at all.  If additional financing is not available, the Company anticipates that its available cash and existing sources of funding will be adequate to satisfy its operating cash and capital requirements only until September 1997.  The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of such programs and its acquisition plans.


PART II.  OTHER INFORMATION


Item 1 Legal Proceedings

On April 25, 1997 the Company filed a complaint in the U.S. District
Court for the Northern District of New York against John G. Babish, a former officer and director of the Company. The complaint alleges that Mr. Babish engaged in a pattern of wrongful conduct by which he sought to unjustly enrich himself and to seize control of the Company at the expense of the Company and its shareholders. That conduct included in part the manipulation of the Company's stock price, trading in the Company's stock on inside information, breach of fiduciary and contractual duties, theft of Company property, and usurpation of corporate opportunities.

The Company seeks compensatory and exemplary damages, injunctive relief and recovery of litigation costs and fees.

The complaint has been served and filed. However, defendant's answer is not yet due.

The Company has obtained a temporary restraining order prohibiting the defendant alone or in cooperation with others from transferring any of the stock or assets of or other interests in the Company, from issuing a press release, or contacting stock brokers or major shareholders with the intent to affect the price of plaintiff's stock or from disseminating any trade secrets or other confidential information of the plaintiffs. A hearing on the Company's application for a preliminary injunction against defendant is scheduled for May 19, 1997.


Item 6(a).      Exhibits

                None.

Item 6(b).      Reports on Form 8-K.

                None


SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 1997

                                   PARACELSIAN, INC.


                                   By:  /s/KEITH A. RHODES
                                        Keith A. Rhodes
                                        Chairman of the Board and
                                        President


