Form 10-Q
period 1997-06-30
PARACELSIAN INC /DE/
filed 1997-08-14
CIK 882362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________




                           Commission File No. 0-19844


                                PARACELSIAN, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                         16-1399565
           --------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



222 LANGMUIR LABORATORIES, CORNELL TECHNOLOGY PARK, ITHACA, NEW YORK       14850
--------------------------------------------------------------------       -----
             (Address of principal executive offices)                   Zip Code



                    Issuer's telephone number: (607) 257-4224
                                               --------------





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes [X] No [  ]


There were 11,739,389 shares of Common Stock and 2,111,870 Redeemable Common Stock Purchase Warrants outstanding at August 4, 1997.

                        PARACELSIAN, INC. AND SUBSIDIARY

                                      Index



                                                                            PAGE
                                                                            ----

Part I - Financial Information

Item 1.  Financial Statements


Consolidated  Balance  Sheets  as of June  30,  1997  (Unaudited)  and
September 30, 1996 (Audited). ............................................     3

Consolidated  Statements of  Operations  for the three months and nine months  ended  June 30,  1997 and 1996 and the period  from  inception
(April 15, 1991) to June 30, 1997 (Unaudited). ...........................     4

Consolidated  Statements of  Stockholders'  Equity for the period from
inception (April 15, 1991) to June 30, 1997 (Unaudited) ..................     5

Consolidated  Statements  of Cash Flows for the nine months ended June
30, 1997 and 1996 and the period from  inception  (April 15,  1991) to
June 30, 1997 (Unaudited). ...............................................     7

Notes to Consolidated Financial Statements (Unaudited). ..................     8


Item 2 - Management's  Discussion and Analysis of Financial  Condition
         and Results of Operations. ......................................    11



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ...............................................    13

Item 6 - Exhibits and Reports on Form 8-K ................................    13

Signatures ...............................................................    14

              PARACELSIAN, INC. AND SUBSIDIARY
                      (A Development Stage Company)
                       Consolidated Balance Sheets

                                                                                June 30,     September 30,
                                                                                 1997            1996
                                                                             ------------    ------------
ASSETS                                                                        (Unaudited)      (Audited)
Current Assets:
             Cash and cash equivalents                                       $  1,332,149    $  4,171,402
             Prepaid expenses and other current assets                            328,236         278,367
                                                                             ------------    ------------
                         Total current assets                                   1,660,385       4,449,769
                                                                             ------------    ------------

Equipment, net                                                                    337,912         384,790

Other Assets:
             Traditional Chinese Medicine extracts,net                            505,734         622,419
             Licensing agreements, net                                            415,257         555,602
             Patents and trademarks, net                                          303,025         258,206
             Option to acquire EastWest Herbs, Ltd. and
               related acquition costs                                               --            92,866
             Loan to EastWest Herbs, Ltd.                                         340,000         340,000
                                                                             ------------    ------------
                                                                                1,564,016       1,869,093
                                                                             ------------    ------------
                                                                             $  3,562,313    $  6,703,652
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
             Accounts payable                                                $    192,465    $    312,817
             Accrued expenses                                                      88,182         192,790
             Deferred revenues                                                     47,441          46,858
             Due to related party                                                  25,598          77,597
                                                                             ------------    ------------
                         Total current liabilities                                353,686         630,062
                                                                             ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
             Preferred stock, $.01 par value; 1,000,000 shares authorized;
             Common stock, $.01 par value; 20,000,000 shares authorized;
                  11,942,367 issued at June, 1997 and 11,935,082 at
                  September, 1996                                                 119,420         119,348
             Additional paid-in capital                                        20,320,840      20,348,005
             Deficit accumulated during the development stage                 (15,889,118)    (13,051,248)
             Treasury stock, at cost; 265,478 shares                           (1,342,515)     (1,342,515)
                                                                             ------------    ------------
                         Total stockholders' equity                             3,208,627       6,073,590
                                                                             ------------    ------------
                                                                             $  3,562,313    $  6,703,652
                                                                             ============    ============

          See accompanying notes to consolidated financial statements

                                                  PARACELSIAN, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                                Consolidated Statements of Operations

                                         For the three months and nine months ended June 30,
                                           1997 and 1996, And the period from inception to
                                                            June 30, 1997
                                                             (Unaudited)

                                                                                                                        Cumulative
                                                                                                                       Period from
                                                            Three Months Ended          Nine Months Ended              Inception to
                                                                  June 30,                    June 30,                   June 30,
                                                            1997          1996           1997         1996                1997
                                                            ----          ----           ----         ----                ----
Sales:
         Marketing rights                               $      --      $              $      --      $       --     $     254,995
         Product royalties                                     --             --            1,070            --             1,070
         Products                                               475           --            3,525          20,306         161,338
         Subscription revenues                                 --            9,563           --            13,199          31,625
                                                        -----------    -----------    -----------    ------------   -------------
                           Total Sales                          475          9,563          4,595          33,505         449,028

Operating expenses:
         Research and product engineering                   400,232        409,437      1,257,598         976,302       6,515,532
         Product launch                                     220,060           --          297,507            --           297,507
         Research concerning Indian herbs                      --             --             --              --           375,000
         Newsletter expenses and costs                         --          213,805           --           411,531         955,586
         Cost of products sold                                 --             --             --            10,538          95,023
         General and administrative                         526,489        422,863      1,400,956       1,327,441       6,791,920
         Officer stock compensation                            --             --             --              --         1,228,275
                                                        -----------    -----------    -----------    ------------   -------------
                  Total Operating Expenses                1,146,781      1,046,105      2,956,061       2,725,812      16,258,843
                                                        -----------    -----------    -----------    ------------   -------------
     Loss from operations during
           the development stage                         (1,146,306)    (1,036,542)    (2,951,466)     (2,692,307)    (15,809,815)

Interest income, net                                         52,169         24,244        113,596          63,528         420,697
                                                        -----------    -----------    -----------    ------------   -------------
         Net loss during the development stage          $(1,094,137)   $(1,012,298)   $(2,837,870)   $(2,628,779)   $(15,389,118)
                                                        ===========    ===========    ===========    ============   =============

         Net loss per weighted average
               shares of common share                   $     (0.09)   $     (0.10)         (0.24)         (0.34)
                                                        ===========    ===========    ===========    ===========

         Weighted average number of
               common stock outstanding                  11,937,510     10,148,511     11,935,891      7,802,257
                                                        ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements

                                                                 4

                                                  PARACELSIAN, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                           Consolidated Statements of Stockholders' Equity
                                           For the period from Inception to June 30, 1997




                                                                PREFERRED STOCK                  COMMON STOCK
                                                          SHARES           AMOUNT            SHARES         AMOUNT
                                                      -----------        -----------    ------------     ---------

Issuance of Common Stock April - July 1991                    --         $        --        806,250    $   8,063
Issuance of Common Stock for licensing,
     technology and consulting services - July 1991                                         333,850        3,338
Private placement of Common Stock -
     August - September 1991, net of costs                                                  267,288        2,673
Net loss (April 15, 1991 to September 30, 1991)
                                                      -----------        -----------    ------------     ---------
BALANCE, September 30, 1991                                   --                  --      1,407,388       14,074

Redemption of Common Stock - November 1991                                                 (245,000)      (2,450)
Initial Public Offering of Common Stock -
     February 1992, net of costs                                                          1,150,000       11,500
Issuance of Warrants - February 1992
Net loss (for the year ended September 30, 1992)
                                                      -----------        -----------    ------------     ---------
BALANCE, September 30, 1992                                   --                  --      2,312,388       23,124

Warrant dividend - September 1993
Net loss (for the year ended September 30, 1993)
                                                      -----------        -----------    ------------     ---------

BALANCE, September 30, 1993                                                               2,312,388       23,124

Net loss (for the year ended September 30, 1994)
                                                      -----------        -----------    ------------     ---------

BALANCE,  September 30, 1994                                                              2,312,388       23,124

Issuance of Common Stock for acquisition of
     Pacific Liaisons - October 1994                                                      1,116,666       11,167
Exercise of Warrants                                                                        221,200        2,212
Common Stock purchase by Officer -
     January 1995                                                                           705,000        7,050
Issuance of Common Stock for services rendered -
     January 1995                                                                            33,330          333
     April 1995                                                                             200,000        2,000
Issuance of Common Stock
     for conversion of short-term liabilities - June 1995                                    13,000          130
Issuance of Common Stock - August 1995                                                      300,000        3,000
Issuance of Preferred Stock - September 1995
     Series A, net of costs                               10,700               107
     Series B, net of costs                               10,000               100
     Series C, net of costs                                5,000                50
Net loss (for the year ended September 30, 1995)
                                                      -----------        -----------    ------------     ---------

BALANCE,  September 30, 1995                              25,700               257        4,901,584        49,016

                                                       ADDITIONAL      DURING THE
                                                        PAID-IN        DEVELOPMENT    TREASURY
                                                        CAPITAL          STAGE          STOCK          TOTAL
                                                     ------------     ------------   -----------   -----------

Issuance of Common Stock April - July 1991            $              $          -    $        -    $     8,063
Issuance of Common Stock for licensing,
     technology and consulting services - July 1991                                                      3,338
Private placement of Common Stock -
     August - September 1991, net of costs               369,017                                       371,690
Net loss (April 15, 1991 to September 30, 1991)                          (133,469)                    (133,469)
                                                     ------------     ------------   -----------   -----------
BALANCE, September 30, 1991                              369,017         (133,469)            0        249,622

Redemption of Common Stock - November 1991                                                              (2,450)
Initial Public Offering of Common Stock -
     February 1992, net of costs                       5,103,451                                     5,114,951
Issuance of Warrants - February 1992                       1,000                                         1,000
Net loss (for the year ended September 30, 1992)                       (1,221,943)                  (1,221,943)
                                                     ------------     ------------   -----------   -----------
BALANCE, September 30, 1992                            5,473,468       (1,355,412)            -      4,141,180

Warrant dividend - September 1993                        436,898         (500,000)                     (63,102)
Net loss (for the year ended September 30, 1993)                       (2,022,614)                  (2,022,614)
                                                     ------------     ------------   -----------   -----------

BALANCE, September 30, 1993                            5,910,366       (3,878,026)            -      2,055,464

Net loss (for the year ended September 30, 1994)                       (1,940,262)                  (1,940,262)
                                                     ------------     ------------   -----------   -----------

BALANCE,  September 30, 1994                           5,910,366       (5,818,288)            -        115,202

Issuance of Common Stock for acquisition of
     Pacific Liaisons - October 1994                   1,632,833                                     1,644,000
Exercise of Warrants                                     716,644                                       718,856
Common Stock purchase by Officer -
     January 1995                                      1,311,075                                     1,318,125
Issuance of Common Stock for services rendered -
     January 1995                                         21,167                                        21,500
     April 1995                                          373,000                                       375,000
Issuance of Common Stock
     for conversion of short-term liabilities
      - June                                              48,849                                        48,979
Issuance of Common Stock - August 1995                   749,625                                       752,625
Issuance of Preferred Stock - September 1995
     Series A, net of costs                              361,018                                       361,125
     Series B, net of costs                              399,900                                       400,000
     Series C, net of costs                              218,422                                       218,472
Net loss (for the year ended September 30, 1995)                       (3,031,196)                  (3,031,196)
                                                     ------------     ------------   -----------    ----------

BALANCE,  September 30, 1995                          11,742,899       (8,849,484)            -      2,942,688

                                                   Continued on the following page

                                                                  5

                                                  PARACELSIAN, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                           Consolidated Statements of Stockholders' Equity
                                           For the period from Inception to June 30, 1997



                                                                PREFERRED STOCK                    COMMON STOCK
                                                            SHARES          AMOUNT            SHARES            AMOUNT
                                                          ------------    ------------   -----------------   --------------


Continued from the previous page

BALANCE, September 30, 1995                                    25,700      $     257            4,901,584    $    49,016

Issuance of Series B Preferred Stock, net of costs             76,651            767
Exercise of Warrants                                                                               73,318            733
Issuance of Common Stock
     for services rendered  - October 1995                                                         33,336            331
Purchase of Treasury Stock - November 1995
Conversion of Preferred Stock                                (102,351)        (1,024)           5,371,010         53,710
Issuance of Common Stock
for conversion of short-term liabilities - January 1996                                             2,500             25
Issuance of Common Stock
     for services rendered  - February 1996                                                        25,000            250
Issuance of Warrants and Options
     for services rendered  - February 1996
Issuance of Common Stock  June 1996                                                               733,334          7,333
Sale of Warrants June 1996
Issuance of Common Stock July 1996                                                                 91,667            917
Issuance of Warrants and Options
     for services rendered  - July 1996                                                             5,000             50
Exercise of Options September 1996                                                                 15,000            150
Issuance of Common Stock September 1996                                                           683,333          6,833
Net loss (for the year ended September 30, 1996)
                                                          ------------    ------------   -----------------   -----------
BALANCE,  September 30,1996                                         -              -           11,935,082        119,348

Issuance of Common Stock
     for services rendered  - January 1997                                                          7,285    $        72
Termination of warrants - February 1997
Costs related to stock issue
Net loss (for nine months ended June 30, 1997)
                                                          ------------    ------------   -----------------   ------------
BALANCE,  June 30, 1997                                             -      $       -           11,942,367    $   119,420
                                                          ============    ============   =================   ============

                                                                                    DEFICIT
                                                                                  ACCUMULATED
                                                               ADDITIONAL          DURING THE
                                                                 PAID-IN           DEVELOPMENT         TREASURY
                                                                 CAPITAL              STAGE              STOCK            TOTAL
                                                            -------------------  ----------------   ----------------  ------------

Continued from the previous page

BALANCE, September 30, 1995                               $       11,742,899   $     (8,849,484)  $                   $  2,942,688

Issuance of Series B Preferred Stock, net of costs                 3,999,233                                             4,000,000
Exercise of Warrants                                                 154,676                                               155,409
Issuance of Common Stock
     for services rendered  - October 1995                            42,669                                                43,000
Purchase of Treasury Stock - November 1995                                                               (1,342,515)    (1,342,515)
Conversion of Preferred Stock                                        (52,686)                                                   --
Issuance of Common Stock
for conversion of short-term liabilities - January 1996                9,975                                                10,000
Issuance of Common Stock
     for services rendered  - February 1996                           27,875                                                28,125
Issuance of Warrants and Options
     for services rendered  - February 1996                          132,500                                               132,500
Issuance of Common Stock  June 1996                                1,965,663                                             1,972,996
Sale of Warrants June 1996                                            35,000                                                35,000
Issuance of Common Stock July 1996                                   250,075                                               250,992
Issuance of Warrants and Options
     for services rendered  - July 1996                                4,950                                                 5,000
Exercise of Options September 1996                                    37,350                                                37,500
Issuance of Common Stock September 1996                            1,997,826                                             2,004,659
Net loss (for the year ended September 30, 1996)                                      (4,201,764)                       (4,201,764)
                                                            -------------------  ----------------   ----------------  --------------
BALANCE,  September 30,1996                                       20,348,005         (13,051,248)        (1,342,515)     6,073,590

Issuance of Common Stock
     for services rendered  - January 1997                            22,835                                                22,907
Termination of warrants - February 1997                              (35,000)                                              (35,000)
Costs related to stock issue                                         (15,000)                                              (15,000)
Net loss (for nine months ended June 30, 1997)                                        (2,837,870)                       (2,837,870)
                                                            -------------------  ----------------   ----------------  --------------
BALANCE,  June 30, 1997                                     $     20,320,840     $   (15,889,118)   $    (1,342,515)  $  3,208,627
                                                            ===================  ================   ================  ==============

                                                                  6

See accompanying notes to consolidated financial statements.

                                                  PARACELSIAN, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                                Consolidated Statements of Cash Flows
                                          For the nine months ended June 30, 1997 and 1996
                                           And the Period From Inception to June 30, 1997
                                                             (Unaudited)
                                                                                                      CUMULATIVE
                                                                                                     PERIOD FROM
                                                                             NINE MONTHS ENDED       INCEPTION TO
                                                                                 JUNE 30,              JUNE 30,
                                                                          1997           1996            1997
                                                                      -----------    -----------    ------------
Cash flows from operating activities:
       Net loss                                                       ($2,837,870)   $(2,628,779)   $(15,389,118)
       Adjustments to reconcile net loss to net cash
       (used in)  operating activities:
          Non-cash compensation expense                                      --             --         1,228,275
          Other non-cash expenses                                         209,551        116,700       1,350,209
          Depreciation and amortization                                   218,265        183,549         995,869
          Changes in assets and liabilities
            (Increase) in prepaid expenses and other current assets       (49,869)      (105,071)       (298,816)
            (Decrease) Increase in accounts payable                       (97,448)      (339,062)        546,984
            (Decrease) Increase in due to related party                   (52,000)       (17,332)         25,597
            Increase(Decrease) in deferred revenues                           583           --            47,441
            (Decrease)Increase in accrued expenses                       (104,604)        97,256          88,186
                                                                      -----------    -----------    ------------
          Net cash (used in)  operating activities                     (2,713,392)    (2,692,739)    (11,405,373)
                                                                      -----------    -----------    ------------

Cash flows from investing activities:
       Purchase of investments                                               --             --        (6,719,089)
       Redemption of investments                                             --             --         6,719,089
       Purchase of equipment                                              (16,887)       (47,497)       (732,186)
       Proceeds from sale of equipment                                       --             --            20,000
       Acquisition of licensed technology                                  (3,656)       (50,000)        (53,656)
       Acquisition of patents and trademarks                              (55,318)       (37,125)       (360,121)
       Acquisition of New Century Nutrition newsletter                       --         (350,000)       (350,000)
       Acquisition of option for EastWest Herbs Ltd. and related costs       --          (82,016)        (92,866)
       Loan to EastWest Herbs Ltd                                            --         (340,000)       (340,000)
                                                                      -----------    -----------    ------------
            Net cash (used in) investing activities                       (75,861)      (906,638)     (1,908,829)
                                                                      -----------    -----------    ------------

Cash flows from financing activities:
       Sale of common stock, initial public offering, net of costs           --             --         5,124,014
       Sale of common and preferred stock, net of costs                   (15,000)     5,972,996      10,315,109
       Proceeds from the exercise of warrants                                --          155,409         666,295
       Proceeds from the exercise of options                                 --             --            37,500
       Proceeds from the sale of warrants(Redemption)                     (35,000)        35,000            --
       Purchase of treasury stock                                            --       (1,342,515)     (1,342,515)
       Cost of warrant dividend                                              --             --           (63,102)
       Payments on equipment contract                                        --             --           (90,950)
                                                                      -----------    -----------    ------------
            Net cash (used in)provided by financing activities            (50,000)     4,820,890      14,646,351
                                                                      -----------    -----------    ------------

Net (decrease) increase in cash and cash equivalents                   (2,839,253)     1,221,513       1,332,149

Cash and cash equivalents, beginning of period                          4,171,402      1,416,022            --
                                                                      -----------    -----------    ------------

Cash and cash equivalents, end of period                              $ 1,332,149    $ 2,637,535       1,332,149
                                                                      ===========    ===========    ============

Supplemental disclosure:
       Cash paid during the period for interest                       $     3,694    $     7,019    $     18,494
                                                                      ===========    ===========    ============

Supplemental disclosure of non-cash investing and financing activities:
       Fair value of assets acquired, net of cash acquired            $      --      $      --      $  1,702,000
       Less - liabilities assumed                                            --             --           (52,000)
       Less - issuance of common stock                                       --             --        (1,644,000)
                                                                      -----------    -----------    ------------
            Net cash paid                                             $      --      $      --      $      6,000
                                                                      ===========    ===========    ============
       Warrant dividend                                               $      --      $      --      $    500,000
       Issuance of common stock to reduce short-term liabilities      $    22,907    $    38,125    $    519,981
       Purchase of equipment                                          $      --      $      --      $     90,950
       Issuance of common stock for licensing and technology rights   $      --      $      --      $      3,338
                                                                      ===========    ===========    ============

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                        PARACELSIAN, INC. AND SUBSIDIARY
                        --------------------------------
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             JUNE 30, 1997 AND 1996
                             ----------------------



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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $2,838,000 for the nine months ended June 30, 1997 and has working capital of approximately $1,306,000 at that date. The Company continues to expend funds on product research and development and general and administrative expenses and has not generated significant revenues.

3.       SIGNIFICANT ACCOUNTING POLICIES:

Consolidation
The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents as of June 30, 1997 and September 30, 1996 approximated $1,332,000 and $4,171,000 respectively.

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

Patents and Trademarks
The Company has acquired or applied for certain patent and trademark rights. Costs associated with the acquisition and application for these rights have been capitalized and are being amortized on the straight-line method over the estimated legal life of the assets which range from 15 to 17 years. Accumulated amortization of the patents and trademarks totaled $69,247 and $58,747 at June 30, 1997 and September 30, 1996, respectively.

Equipment and Depreciation

Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Equipment consists of the following as of:

                                         USEFUL           JUNE 30,      SEPTEMBER 30,
                                          LIVES               1997               1996
                                          -----               ----               ----

     Laboratory equipment               10 Years        $  511,69l         $  500,623
     Office furniture and equipment     10 Years            86,345             88,095
     Computer equipment and software     5 Years           133,852            133,033
                                                           -------         ----------
                                                           731,888            721,751
                                                           393,976            336,961
                                                        ----------            -------
                                                        $  337,912         $  384,790
                                                        ----------         ----------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


Three Months and Nine Months Ended June 30, 1997 as compared to the Three Months and Nine Months Ended June 30, 1996

For the three month period ending June 30, 1997 the Company generated revenues of $ 475 from the sale of the Company's ELISATM kits. This represents a 95% decrease from the three month period ending June 30, 1996 when revenue was $9,500 of subscription revenue from NEW CENTURY NUTRITION newsletter. In the nine months ended June 30, 1997 the Company had revenues of $4,600 as compared to $33,500 in the nine months ended June 30, 1996. The decrease is due to the licensing of the products utilizing the cdk 1 Assay technology to Calbiochem-Novabiochem International in April 1996 which shifts the revenue from product sales in fiscal year 1996 to royalty income in fiscal year 1997. Also, in fiscal 1996 subscription revenue from the publication of the NEW CENTURY NUTRITION was $13,200. The newsletter ceased publication in December 1996.

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

Since the Company's inception (April 15, 1991) through June 30, 1997, it has invested $ 6,515,500 in product research, development and engineering. The amount expended in the third quarter of fiscal 1997, $400,200, as compared to $409,000 in the third quarter of fiscal 1996 representing a decrease of 2.2%. This decrease is attributable to a refocusing of the science of assay development and the application of these assays to the identification of novel pharmaceutical compounds. There has been a corresponding reduction in the science staff. Research and product engineering costs during the nine months ended June 30, 1997 total $1,258,000 as compared to $976,000 in the nine months ended June 30, 1996. The increase is due to the expanded study of andrographide based products with its resulting increase in supplies, equipment and personnel in prior periods of fiscal 1997 and the initial payment under the agreement with the National Cancer Institute. After the cancellation of the proposed product launch, the Company reduced its science staff and therefore personnel expenses will be lower in future quarters.

During the quarter ending June 30, 1997 the Company incurred $220,000 in expenses in preparation of the launch of the product AndroVir-DS. In April 1997, the Company was advised by the Food and Drug Administration that the dietary supplement marketing of AndroVirTM for HIV+ individuals and of AndroCarTM to persons with cancer would constitute claims that the products are intended to treat persons with serious diseases and thus intended for drug use and not dietary supplement use. After careful consideration the Company decided to cancel the launch.

The Company intends to incur continuing product research and development expenses. The expenses during the remainder of fiscal 1997 will include payments to the National Cancer Institute as part of the CRADA (Cooperative Research and Development Agreement). The terms of the CRADA are included in an agreement signed by the parties in December 1996.

Under the terms of the CRADA, the parties have agreed to share certain, extensive proprietary data, methods and models for use in evaluating the efficacy of certain of the Company's compounds against HIV and certain cancers.

During the nine month period ended June 30, 1996 the Company incurred $411,500 of expenses associated with the development, marketing and launch of the newsletter, NEW CENTURY NUTRITION. Publication ceased December 31, 1996.

General and administrative expenses totaled $ 6,792,000 during the period from inception to June 30, 1997. Of this amount $ 526,000 was incurred in the third quarter of fiscal 1997 and $423,000 in the third quarter of fiscal 1996, an increase of 24%. These expenses relate to the administration of the research, development and product engineering activities and support services including raising capital, arranging for facilities, hiring employees, market analysis and the development and administration of the Company's business and marketing plans. The increase from the prior year period is attributable to additional consultant and other professional fees incurred in the current quarter. In April, 1997 the Company's option to acquire East West Herbs, Ltd. of Kingham, England expired. The option fee and related legal and professional fees of $92,800 are included in general and administrative expenses. General and administrative expenses for the nine months ended June 30, 1997 are $1,400,000 as compared to $1,327,000 in the nine months ended June 30, 1996, an increase of 5.5%. Expenses have remained constant in the areas of personnel, facility and other aspects of administration.

The Company has incurred net losses of $15,389,000 as a development stage company from inception to June 30, 1997, of which $1,094,000 was incurred in the third quarter of fiscal 1997 and $1,012,000 was incurred in the third quarter of fiscal 1996. The net loss per share of common stock amounted to $.09 for the quarter ended June 30, 1997 and $.10 for the quarter ended June 30, 1996. Net loss for the nine months ended June 30, 1997 amounted to $2,838,000 and the nine months ended June 30, 1996 of $2,629,000. The Company anticipates that losses will continue throughout fiscal 1997, increasing slightly from the amount in the third quarter of fiscal 1997 for the reasons described above.

Liquidity and Capital Resources

At June 30, 1997, the Company had cash and cash equivalents of $ 1,332,000 as compared to $4,171,000 at September 30, 1996.

The Company intends to seek additional funding sources of capital and liquidity through collaborative agreements. In addition, the Company is continually evaluating various financing alternatives including public and private sources of debt and equity. There can be no assurance that such additional financing will be available on acceptable terms or at all. If additional financing is not available, even with the staff reductions already made, the Company anticipates that its available cash and existing sources of funding will be adequate to satisfy its operating cash and capital requirements only until December 1997. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of such programs and its acquisition plans.

PART II.          OTHER INFORMATION

Item 1            LEGAL PROCEEDINGS
                  -----------------

PARACELSIAN, INC. V. JOHN G. BABISH
-----------------------------------

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

The Company initially obtained a temporary restraining order prohibiting the defendant alone or in cooperation with others from transferring any of the stock or assets of or other interests in the Company, from issuing a press release, or contacting stock brokers or major shareholders with the intent to affect the price of plaintiff's stock or from disseminating any trade secrets or other confidential information of the plaintiffs. The restraining order against the defendant expired, and the court declined the Company's request to extend that order in a preliminary injunction.

The defendant denied any wrongdoing in his answer to the complaint, and counterclaimed for damages "between $375,000.00 and $1,829,587.50" on account of the Company's alleged failure to register shares of common stock underlying certain warrants. Defendant moved to dismiss the suit, and that motion was denied. The parties have commenced mutual disclosure of evidence as required by law. Trial of the case has not yet been scheduled by the court.

DR. T. COLIN CAMPBELL V. PARACELSIAN, INC.
------------------------------------------

On May 20, 1997, Dr. T. Colin Campbell, a former director of the Company, filed a petition in the Delaware Court of Chancery pursuant to Section 211 of the Delaware General Corporation Law ("DGCL"). The petition sought an order compelling the Company to hold an annual meeting of stockholders and sought other forms of relief relating thereto, including requesting that the Court set a time and place for the meeting and ordering that certain board seats be put up for election. On June 11, 1997, the Company announced that the Board of Directors had scheduled the annual meeting for August 13, 1997 and had set a record date of July 10, 1997 for stockholders entitled to attend and vote at the meeting. On the same day, the Company moved to dismiss the petition.

On June 20, 1997, petitioner filed a cross-motion in opposition to the Company's motion to dismiss, and an application, pursuant to Section 223(c) of the DGCL, to require the Company to hold an election at the annual meeting to replace directors recently elected by the Board. Subsequently, petitioner moved to postpone the scheduled August 13th meeting in order to have more time to conduct a proxy contest. The Court scheduled a hearing for July 28, 1997 to hear argument on that motion. Following the hearing, the Court ruled from the bench and denied petitioner's request to postpone the meeting, but granted the petitioner leave to amend his petition. To date, petitioner has not filed an amended petition.

Item 6(a).        EXHIBITS
                  --------

                  None.


Item 6(b).        REPORTS ON FORM 8-K.
                  --------------------

                  None.

SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 8, 1997

                                  PARACELSIAN, INC.


                                  By: /s/ KEITH A. RHODES
                                     ----------------------------------------
                                          Keith A. Rhodes
                                          Chairman of the Board and President