Form 10KSB
period 1997-09-30
PARACELSIAN INC /DE/
filed 1998-01-15
CIK 882362

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________

                           Commission File No. 0-19844
                                               -------

                                PARACELSIAN, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


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

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $ 6,146.

The aggregate market value of the voting stock (based on the closing price of such stock on NASDAQ) held by non-affiliates of the Registrant at December 22, 1997 was approximately $2,800,000.

There were 12,004,867 shares of Common Stock and 4,632,773 Redeemable Common Stock Purchase Warrants outstanding at December 22, 1997.

ITEM 1.        BUSINESS

               Paracelsian, Inc., (the "Company") is a development stage drug discovery and discovery and research service company that utilizes its proprietary screening technology to identify novel therapeutic compounds from herbal sources and to define the biological mechanisms through which herbal medicines affect cellular function. The Screening Technology has been developed by the Company to identify potential products that regulate the biological signals generated by targeted cells that result in controlled or uncontrolled cell growth and division. The Company's Screening Technology evaluates the effects of herbal products on intracellular signals referred to as "Signal Transduction Technology."

               Cellular signaling is one of the basic steps in biology and is necessary for normal growth of tissues to support life. The Company's technology enables researchers to observe signal transduction and measure the effects of chemicals contained in synthetic or natural compounds, such as herbal extracts, on cellular processes. In the course of these studies, the Company can distinguish the effects of such chemicals on targeted cells, thereby screening compounds to identify those with promising therapeutic effects of herbs and herbal extracts. This proprietary technology, including the components, methods, procedures and know-how employed in this screening process, is referred to herein as the "Screening Technology".

               The Company believes that the results of its research coincide with the need for sound scientific understanding of herbal medicines. The Company's technology provides tools for the definition of solid and valid scientific bases for the beneficial health effects of herbal medicines and dietary supplements. In addition, the Company has utilized its technology to screen and identify active substances contained within its library of traditional Chinese medicines.

               The Company's research and product development activities are focused in four (4) principal areas:

               SCREENING TECHNOLOGY. The Company continues to improve its Screening Technology by the creation of new enzymatic, cellular and other testing methodologies in order to identify efficiently the favorable effects of active herbal extracts and chemical compounds. This work, which consists of laboratory-based experiments on living cells, is expected to be ongoing throughout fiscal 1998 and thereafter. The focus of this work is the expansion of the data collection from the initial screens performed by the Company with a series of incremental screens aimed at further specifying the utility of a particular product candidate either as a pharmaceutical product or a defined herbal product. The Company has developed a series of proprietary cell lines used to evaluate the effectiveness of candidate extracts and compounds. The Company also utilizes a series of cell lines acquired under a license with the National Cancer Institute as well as commercially available cell lines for such screening. The ultimate objective of the Screening Technology is to identify potential products and their precise mechanism of action. The Company' Screening Technology has improved during 1997, as the Company is now capable of screening compounds for effect faster for a broad spectrum of biological mechanisms and with greater precision. The Company continues to refine, enhance and further specify its Screening Technology.

               SCREENING ACTIVITIES. The compounds under investigation by the Company are derived from its current inventory of over 2,700 extracts of herbs used in traditional Chinese medicine ("TCM"). The Company has screened it entire inventory of extracts. The results of these screens have identified a number of extracts for further development based on (1) the Company's assessment of the chemical composition, (2) relative bioavailability and toxicity data and (3) the documented historical use of the herbs in TCM.

               In addition to the evaluation of herbal extracts from its own TCM library, the Company markets its Screening Technology on a contract basis to other companies in the herbal and dietary supplement markets.

               PRODUCT DEVELOPMENT. The third focus of the Company's research and development is product development, in which the Company further evaluates selected extracts that have shown promising results in the screening assays. The primary objective of this research is to identify the precise chemical and biological activities (the "Mechanism of Action") that produce desirable and predictable results. Studies of this nature are used to provide quality control for herbal products and critical information on pharmaceutical product candidates.

               The Company intends to license the rights to particular compounds at various points in the course of product development. The Company may license extracts as early as upon successful completion of initial screening, however, generally, the Company intends to license rights to extracts and compounds that have shown promising therapeutic effects in the initial screens, once the Mechanism of Action has been identified and verified. The Company expects to be able to charge licensing and royalty fees for licenses of such compounds and additional licensing and royalty fees if the product is cleared by the US Food and Drug Administration (the "FDA"). There can be no assurance that the Company will be able to enter into any of such licenses on terms favorable to the Company or at all.

               In 1996, the Company commenced development of products containing extracts of ANDROGRAPHIS PANICULATA, an herb from China and India. In January 1997, the FDA informed the Company that AndroCar(TM) and AndroVir(TM), two products being developed for the treatment of cancer and HIV-positive patients respectively, were classified as pharmaceutical products and did not meet the requirements for sale as dietary supplements. The launch of AndroCar and AndroVir as dietary supplements has been suspended indefinitely.

               The cost to develop a pharmaceutical product has been estimated by the Pharmaceutical Research and Manufacturers Association (PhRMA) to be in excess of $250,000,000. With the limited financial and human resources available, the Company decided to seek a pharmaceutical partner for the further development and marketing of these products. The Company is currently seeking a licensee.

               DIAGNOSTIC TOOLS AND ASSAYS. The fourth focus of the Company is the development, manufacturing and marketing of diagnostic tools and assays to detect cancer and chemical carcinogens. The Company has developed and sells a line of research reagents for scientists performing cellular proliferation studies. In addition, the Company has identified a potential serum biomarker for detection of cancer in humans and companion animals. The Company is actively seeking licensees for these products. The Company also has developed the Ah-IMMUNOASSAY(TM), an IN VITRO bio-immunoassay that detects the amount of potentially toxic chemicals in the environment from several classes of compounds, including dioxins and polychlorinated biphenyls (PCBs). The Company has licensed non-exclusive rights to this assay to Dow Environmental, a subsidiary of Dow Chemical Co.; the Company is currently in negotiations with Dow for the reacquisition of all the rights to the Ah-IMMUNOASSAY. The Company has also licensed rights to its veterinary cancer diagnostic to IDEXX Laboratories. The Company intends to license certain rights to several of its products so that it can concentrate its product development and financial resources on the efforts described above.

               In addition to the foregoing, the Company has utilized its experience in Signal Transduction Technology and its knowledge of the testing of herbal extracts as the bases for a contract research business to other companies in the herbal medicine and dietary supplement markets. Toward that end the Company recently performed contract research for PharmaPrint, a dietary supplement company, in which one of the Company's assays was used to define the functional activity of two herbal products. The Company intends to continue and expand this activity and offer its services to other companies in the dietary supplement market.


SIGNAL TRANSDUCTION AND DRUG DISCOVERY

SCIENTIFIC BACKGROUND

               Over the past few years cell biologists have made remarkable progress in identifying the molecules that drive the cell cycle: the carefully choreographed series of events that culminates in cell division. In doing so they have not only provided a better understanding of one of the most fundamental of the cell's activities, they have also opened a new direction for research aimed at pinpointing the mechanism of carcinogenesis, angiogenesis, restenosis, AIDS and a variety of viral diseases. The reason for this convergence is the accumulation of evidence by the Company and others indicating that derrangements in the cell cycle Signal Transduction processes may contribute to pathology of a number of apparently unrelated diseases.

               The cell division cycle can be broken down into five distinct stages; G0 (Gap-0) or the resting state; G1-phase (Gap-1), defined as the time period between mitosis and DNA synthesis; S-phase, defined as the time in which the cell's DNA is replicated; G2 (Gap-2), defined as the time between DNA synthesis and mitosis; and M-phase (mitosis), the time period in which a daughter cell forms. Upon receipt of proliferative stimulation, a quiescent cell proceeds from G0 to G1-phase. If the proliferative stimulus persists, the cell continues through the cell cycle and upon completion of mitosis may either re-enter the G0 state or continue into G1-phase.

               Progression though the cell cycle is a complex process that involves an orchestra of cellular proteins that can be divided into four general categories that include positive regulators (proto-oncogenes), enzymes termed cyclin dependent kinases (CDKs), cyclin proteins, and cell cycle inhibitory proteins (tumor suppressor genes).

               At the core of cell cycle regulation is a family of serine/threonine protein kinases (enzymes) that are activated only when bound to a cyclin protein; it is for this reason this family of enzymes is called cyclin dependent kinases (CDKs). CDK-cyclin complexes initiate signal transduction cascades that control and coordinate the processes of cell division. The signaling events initiated via these interactions either permit or halt cell cycle progression. Kinase activity and substrate specificity of the CDKs are controlled by various mechanisms that include: transcriptional regulation, complexing with cyclin and CDK inhibitory proteins, and cycles of phosphorylation and dephosphorylation of threonine and tyrosine residues.

               In yeast, CDK1 (p34cdc2), in conjunction with cyclin A and cyclin B, is the sole CDK responsible for the execution of DNA synthesis and mitosis. Higher eukaryotes have developed more intricate cell cycle pathways by the evolution of a series of CDK1 homologues and corresponding cyclin proteins to partner with the additional CDK family members. CDK1 in conjunction with other CDK family members is a recognized mediator for progression through the G1-phase and entry into S phase. In higher eukaryotes, as in yeast, CDK1 is the sole CDK implicated in the progression through the G2/M phases of the cell cycle.

               Physical injury (wound healing), growth factors, viral infection, and xenobiotic (nongenotoxic carcinogen) exposure can modulate CDK1 expression. Furthermore, in quiescent cells and tissue (liver, kidney, and brain) CDK1 expression is low to undetectable. In contrast, CDK1 expression was found in very high levels (over-expressed) in all clinical gastric and colon carcinomas examined, in 40 out of 40 human cancer cell lines grown in the laboratory, and in 90% of breast tumor cells. Furthermore, CDK1 expression has been proposed for diagnostic purposes to distinguish benign from malignant breast lesions. These studies have established the importance of CDK1 in cancer cell growth and therefore support the premise of assaying for small molecule drugs that modulate CDK1 expression as therapy for human and veterinary disorders such as cancer, psoriasis, viral infection including HIV, restenosis, glaucoma, and inflammation.

               Cellular signaling is one of the basic steps in biology and is necessary for normal growth of tissues to support life. The Company's technology enables researchers to observe Signal Transduction and measure the effects of chemicals contained in synthetic or natural compounds, such as herbal extracts, on cell growth and division. In the course of these studies, the Company can distinguish the effects of such chemicals on targeted cells, thereby screening compounds to identify those with promising therapeutic effects.

EXTRACT SCREENING AND PRODUCT DISCOVERY

               As of August 1997, Paracelsian scientists completed the initial screening of its on-hand herbal library of 2764 extracts. Each extract was tested in all four of the Company's core assays to begin characterization of these herbs' activities at the cellular level. The Company utilizes cellular and biochemical test systems to identify extracts that have potent activity against signal transduction targets. Extracts that produced a positive response were subject to a thorough literature review and evaluation of historical use pattern. The next step in the development process for the active herbal extracts is the identification of the active principles responsible for the activity found in the initial screening.

               To determine the activity of TCM extracts at the cellular level, Company scientists employed four core test systems to assay each extract in its library of herbal medicines. These assays include two biochemical targets found within cells, tyrosine kinases and the Ah receptor, and two "cell-based" assays, termed CDK1 and Cell Fusion. "Cell-based" test systems evaluate effects on whole cells, not just a single protein or enzyme as in the biochemical test systems. In contrast to direct biochemical target assays, if activity is detected using "cell-based" methodologies the exact mechanism causing that biological effect requires additional study. However, cell-based tests provide valuable information concerning potential cytotoxicity and potency. For example, a very potent tyrosine kinase active extract may not produce a biological effect if the active principle does not enter the cell.

               A description of the test systems employed to screen the library follows:

TYROSINE KINASE ASSAY

               The Tyrosine Kinase test system determines if an extract can block phosphorylation of tyrosine residues by cellular tyrosine kinases. Signal Transduction via phosphorylation of the amino acid tyrosine is a rare event, and often is an indication of altered cellular behavior in a broad range of medical conditions that include inflammation, cancer, viral infections, atherosclerosis, psoriasis, immune system function/dysfunction. Thus testing for factors that modulate activity of these enzymes provides specificity of action of the material being tested.

               The Tyrosine Kinase Assay is a non-radioactive ELISA (enzyme linked immunosorbant assay) based method. A defined biotinylated peptide sequence is first added to NeutrAvidin-coated wells to which it binds. Addition of cellular tyrosine kinases results in the phosphorylation of tyrosine residue(s) within the peptide. An antibody specific for phosphorylated tyrosine conjugated to a color-developing enzyme is added for specific detection of phosphotyrosine residues. The tyrosine kinase activity is then determined by the addition of a soluble substrate to the well.

               Paracelsian's  screening  of  its  TCM  library  has  led  to the identification of twenty-six potent extracts that represent twenty-five different herbs. Of these twenty-five plant species twelve have been well studied whereas, the remaining thirteen appear have been given very little study.

AH IMMUNOASSAY

               The Ah-Immunoassay measures the ligand-induced transformation of the Ah receptor, a cellular protein complex, to a DNA binding form. Ligands of the Ah receptor can either promote transformation (agonists) or inhibit transformation (antagonists). Agonists of the Ah receptor (ligands with the ability to transform the Ah receptor to the DNA binding conformation) are associated with multiple toxic endpoints, immunosuppression, promotion of liver cancer, and anti-estrogenic activity including inhibition of breast cancer cell growth. Antagonists (ligands that bind to the receptor and inhibit transformation to a DNA binding form) also act as anti-estrogens and inhibit the toxic endpoints of Ah receptor agonists. Certain plant materials (notably broccoli) contain Ah receptor ligands and are associated with cancer prevention.

               Thirty-five extracts of the Paracelsian TCM library acted as strong Ah receptor antagonists and three extracts strongly promoted the Ah receptor DNA binding. The identity of the components that interacted with the Ah receptor has not been investigated to date. Literature available on active extracts showed that these plants commonly contained flavones and isoflavones (quercetin, hesperidin and formononetin), berbines (berberine, palmatine, columbamine, coptisine, jatrorrhizine), anthroquinones (emodin), aporphine (corytuberine, magnoflorine) or furoquinolines (fagarine, dictamine, skimmianine) as major components.

CDK1 ASSAY

               The CDK1 Assay is a "cell-based" test that measures the concentration of Cyclin Dependent Kinase 1 (CDK1, p34cdc2 kinase), a key cell division control enzyme. CDK1 has been shown to be overexpressed in tumors, cancer cell lines and virally infected cells. Because CDK1 is an integral cell cycle regulator, preparations that can lower the levels of CDK1 are capable of inhibiting cell growth and thus are candidates for inhibitors of proliferative based disorders such as cancer, viral infections, psoriasis, restenosis, etc.

               In the primary screening, 132 active extracts were identified via the CDK1 ELISA. These extracts were then retested under more stringent conditions on the primary screen cell line as well as two human prostate and two human breast cancer cell lines and assayed for viability/growth inhibition. This process led to the selection of thirty-seven TCM extracts meeting the specified criteria for further study. Of these thirty-seven, fifteen extracts appear to be good candidates for the pharmaceutical development pathway.

CELL FUSION ASSAY

               The second "cell-based" assay, the Cell Fusion assay, is performed by co-culturing of CD4+ T cell lines with a T cell line (HIVenv 2-8) that expresses three HIV-1 genes, Tat, Rev, and Env. The HIVenv 2-8 cell line is capable of processing/cutting the HIV-1 envelope gene (gp160) from the approximately 160 kDa precursor protein into 120 and 41 kDa subunits (gp120/41). The processing mimics the presentation of gp120/41 on the surface of viral particles that infect CD4+ cells as well as their presentation on infected cells that are producing virus. During progressive HIV infection the interaction of infected cells (presenting gp120/41 on their cell surface) with uninfected CD4+ T lymphocytes can cause a cytopathic interaction (fusion) in which one or both of the cells die, a process called apoptosis. This HIV-induced cytopathic Signal Transduction event is mimicked by this in vitro system without the need for "real" virus particles.

               Screening of the TCM library for inhibition of viral cytopathicity (cell fusion) has identified twenty-eight potent plant extracts that correspond to twenty-four different species. Of these twenty-four species, sixteen have been well studied with the remaining eight species not studied in great detail.

HERBAL PRODUCTS/DRUG DISCOVERY PRODUCTS (ANDROVIR, ANDROCAR)

               In 1997 the Company planned the launch of two dietary supplement products, AndroVir and AndroCar, to support normal immune function and general well being in cancer and HIV-positive patients, respectively. The Company's announcements pertaining to the clinical trial results using these products initiated an investigation by the Food and Drug Administration (FDA). The FDA concluded that, because the Company intended to sell these products to targeted disease groups, the products were misbranded as dietary supplements and were subject to the Federal Regulations for as a drug product. These actions forced the Company to discontinue the scheduled product launches. The active ingredient is currently being re-evaluated for clinical pharmaceutical drug development.

CONTRACT LABORATORY TESTING.

               The Company has also engaged in contract research for outside companies for validation of their herbal products and is seeking collaborations with these companies for further development of the Company's herbal library.

COMPETITION

               There are a number of small biotechnology companies that focus on drug discovery. The Company competes on the basis of the combination of its therapeutic focus on anti-proliferative diseases, its novel screening technology and a large library of Chinese extracts with data on historical use. The Company is not aware of any competitors with a similar drug discovery program.

BUSINESS STRATEGY

               The Company's strategy is to add value to the product development process by concentrating its efforts on the highly specialized area of early-stage drug development, generally discovery through preclinical toxicology, pharmacology and Phase I clinical trials. Industry factors such as downsizing and the trend toward outsourcing by major pharmaceutical companies support the strategy of identifying chemicals as potential drugs without the intent to develop these discoveries into clinically proven therapeutics. There are a number of biotechnology companies focusing their efforts on early-stage drug development. By partnering with large pharmaceutical companies at the phase II/III stages of development they can capitalize on the synergy of their discovery technology and the capital resources of the large pharmaceutical corporations. Uncertainty from government health care reform and rising competition from the generic sector are forcing pharmaceutical companies to look for ways of reducing the high cost of research and development, but without harming their ability to develop innovative products. With rising competition from generics, the development of novel products has become more important to the success of the pharmaceutical industry. Thus, pharmaceutical companies are increasingly focusing their capital and human resources on the development of fewer, but higher quality, compounds.

               The Company has completed screening of extracts of its entire library of 2764 traditional Chinese herbal medicines using its proprietary screening methodology. As a result of this screening effort, the Company has identified approximately 127 herbal extracts that demonstrate inhibitory activity in signal transduction processes involved in the pathology of AIDS and proliferative diseases. Of these, approximately 50 extracts appear to possess significant potential to yield good candidate drugs.

               The Company plans to supply these and future drug candidates to established pharmaceutical and biotechnology companies located in the US, Europe and Asia. In 1993, member companies of the Pharmaceutical Research and Manufacturers Association ("PhRMA") spent approximately $1.5 billion on the development of anti-cancer drugs. Of this, approximately 30%, or $450 million, was spent on synthesis, extraction and screening, for which the Company has developed a process which it believes is able to perform similar screening less expensively.

               The Company intends to license compounds in order to maximize the return from its drug development efforts, while spreading the risk of product failure over a larger number of drug candidates.






                        [This space intentionally blank]

SIGNAL TRANSDUCTION RESEARCH PRODUCTS.

               All of the Company's products and their applications are based on biochemical processes known as Signal Transduction - how a cell processes information from the environment. Two proteins involved in separate signal transduction pathways, CDK1 and the Ah Receptor, have been developed by the Company into proprietary products. These products detect potential carcinogenic proliferative stimulation (CDK1) by chemical agents, detection of environmental contaminants (Ah-Immunoassay - dioxin like compounds), and are useful in the discovery and development of anti-cancer therapeutics (CDK1 and Ah Immunoassay). In addition, the Company has developed companion products to CDK1 based on an established proliferation biomarker, proliferating cell nuclear antigen (PCNA). There are a total of eleven research products currently available consisting of kits and antibodies.

               Currently the Company has seven products designed for the laboratory animal carcinogen testing and cell culture markets. Utilizing an Enzyme Linked immunosorbant Assay ("ELISA") format, the IN VIVO product line (two kits plus a combination kit) allows for the quantification of CDK1 in all human or animal tissues except blood, for research purposes only. The IN VITRO product line (two kits plus a combination kit) permits quantification of CDK1 in cell cultures. Visualization of increased CDK1 in specific cells on microscopic slides is achieved by means of the Company's CDK1 Antibody Immunohistochemistry Kit.

               Since several protein biomarkers had established a history of use in the human and animal solid tissue markets before CDK1 was discovered, the Company offers ELISA kits for the quantification of the most widely-used competing biomarker in this market, PCNA (proliferating cell nuclear antigen). The Company's IN VIVO-CDKTM ELISA with confirmatory PCNA ELISA enables the user to make a direct comparison of both the CDK1 and PCNA biomarker.

CANCER DIAGNOSTICS.

               The Company's strength and knowledge in signal transduction pertaining to cell cycle regulation and the physiology of cancer cells has led to the discovery of a potential serum biomarker for human and veterinary cancer diagnostics. Paracelsian scientists have found that CDK2, an enzyme closely related to CDK1, appears to be released by cancer cells as they replicate. A reliable, high throughput assay design is still in the developmental stage.

               Preliminary data indicate that the CDK2 biomarker may be able to identify individuals with cancer as well as diagnose human patients with benign prostate hyperplasia who may be a high-risk for development of metastatic prostate cancer. Additional work has indicated that it may be used for diagnosis of canine osteosarcomas, lung tumors, and lymphosarcomas. This biomarker also has potential in the pharmaceutical drug development market to monitor for tumor development in carcinogenicity bioassay systems. Because CDK2 is a cell cycle control protein found in all cell types, the assay could, theoretically, be used to diagnose cancer patients irrespective of the tumor type.

               Due to the resources required to perform regulatory validation studies of this type of diagnostic test, further development of these products has been suspended indefinitely.

COMPETITION  -  LABORATORY  ANIMAL  CANCER  DIAGNOSTICS

               The most significant barrier to entry for the cancer biomarker test in rodent studies is the general aversion by the marketplace to new technology in toxicology testing. Toxicology studies in the pharmaceutical and agrochemical industries are performed to assess chemical safety (carcinogenic potential). Ultimately, results of these studies are submitted to the FDA or EPA as part of drug or chemical applications. Although not mandated, the protocols for data submission established by these agencies are generally "recommended". Although the Company's published and marketing data demonstrates that toxicity studies could be conducted more quickly and with significant cost reduction using its CDK1 tests, the regulatory culture of these industries has prevented rapid penetration by the Company of this market. Products currently on the market that complete with the Company's ELISA assays include 3H-thymidine, a radioactive compound, and bromodeoxyuridine. These compounds are the reagents that are currently used in methodology to assess the ability of a chemical to generate a proliferative response in a cell. The testing protocols that are used with these chemicals are time consuming, taking up to several months to produce a result, and the data are often difficult to interpret.

               As health care reform increases the pressure on pharmaceutical companies to reduce the prices of new drugs, it is conceivable that pressure to adopt cost-cutting new technologies also will increase. The mechanistic nature of the Company's test could shorten the FDA approval time, which has indicated a preference for such tests. In addition, the Company anticipates offering three separate products to the toxicology market. This portfolio of products is expected to meet the needs for monitoring, documenting endpoints and analyzing archival materials.

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

               For the companion animal market, general economic factors will play a role in the willingness of customers to add a new test to their veterinary bills. Major competitors may attempt to maintain comparable product lines, so it is expected that other veterinary suppliers could produce a companion animal cancer-screening test. The likelihood of success for another company is difficult to predict, although such success will require substantial investments in research and development.

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


                        [This space intentionally blank]

SIGNAL TRANSDUCTION AND THE BIOSENSOR ASSAY FOR DIOXIN COMPOUNDS

SCIENTIFIC BACKGROUND

               The Ah-IMMUNOASSAY(TM) was developed by the Company to detect chemical carcinogens of the dioxin class that are commonly found in environmental pollutants from incineration of plastics and in paper production and recycling. TCDD (2,3,7,8-tetrachlorodibenzo-p-dioxin) or dioxin is the best studied and most toxic of a number of these environmentally important chemicals known as dioxin-like compounds.

               Presently, many scientists concur that all toxic effects of dioxin and a protein present in cells called the Aryl hydrocarbon (Ah) receptor mediates structurally related compounds. The initial step in dioxin toxicity requires the binding to, and transformation of, the Ah receptor to a DNA-binding form that then affects the expression of several gene products. In support of this concept, the susceptibility of different species to the toxic effects of dioxins can be correlated to the susceptibility of their Ah receptor molecule to transformation by dioxins. Furthermore, the toxicity of dioxin-like compounds is linked with their ability to transform the Ah receptor into a DNA-binding form. The Ah-IMMUNOASSAY(TM) was designed to be selective for the toxic members of the dioxin family by utilizing the transformation of the Ah receptor as a biosensor. The Environmental Protection Agency (the "EPA") has circulated proposed regulations providing for the measurement of the dioxin family to be expressed as "Toxic Equivalent Quotients". The Company's assay provides this form of response and measurement.

PRODUCT
               As designed and formatted, the Ah-IMMUNOASSAY(TM) does not require the use of radioactivity, sophisticated equipment, live cells or live animals. Three convenient formats of the Ah-IMMUNOASSAY(TM) have been designed by the Company to provide several methods of quantification of the amount of several important classes of compounds including dioxins, polychlorinated biphenyls, polybrominated biphenyls and polycyclic aromatic hydrocarbons. The interaction of dioxin with the Ah-biosensor complex in the Ah-IMMUNOASSAY(TM) produces a transformation in the shape of the biosensor complex. The number of molecules of the biosensor complex that are transformed can be quantified with specific antibodies to the transformed, DNA-binding form of the complex.

               The Ah-IMMUNOASSAY(TM) responds to the toxicity of the test sample in terms of fractional equivalencies of the most toxic dioxin-like compound: TCDD. Because of the simplicity of the assay, hundreds of air, soil, food or water samples may be tested in a single day. The format of the assay is designed to be low-cost and high throughput that can be performed in several hours by non-technical personnel. Sensitivity of the Ah-IMMUNOASSAY(TM) to the contaminants that it detects is comparable to instrumental methods currently used and is well below the recently proposed EPA concentrations for water, food and soil.

               Unlike competing products, the Ah-IMMUNOASSAY(TM) biosensor test does not detect the contaminant directly with antibodies, but detects the interaction of an intracellular receptor and ligands contained in the sample of interest. The Company believes that the advantages of this biosensor approach are (i) simple extraction procedures with few clean-up steps, (ii) high sensitivity, (iii) high specificity for the contaminant family of interest, (iv) reduced testing time, (v) lower testing costs and (vi) adaptable to robotic, high-throughput systems.

               On October 27, 1995, the Company filed a patent covering its invention of an improved biosensor assay for the detection of dioxin-like compounds that is capable of performing several thousand assays per day at a detection level of 300 parts per quadrillion. See "Patent Applications and Proprietary Technology." The simplicity and speed of the new format, which is
owned   entirely  by  the  Company,   are  ideal  for  countries  with  enormous
environmental    problems   and   little   financial   support   for   high-cost
instrumentation.

COMPETITION

               Many large companies with extensive research and development, marketing, financial and other capabilities, as well as government-funded institutions and smaller research firms are engaged in the development of diagnostic assays for environmental applications. The significant majority of diagnostic tests developed for these companies, however, are designed for use in laboratories that require sophisticated instrumentation and skilled technicians. The Company has designed its Ah-IMMUNOASSAY(TM) system as an inexpensive, rapid, field test for use by minimally skilled personnel and does not currently compete with laboratory-based systems. Early attempts to develop an antibody-based test for all dioxins have been unsuccessful. With the introduction of the Ah-IMMUNOASSAY(TM) biosensor test, the Company provides the first receptor-based environmental testing system.

               Based upon scientific papers presented by the Company and others at the 15th International Symposium on Dioxins and Related Compounds held in Edmonton, Alberta, Canada, the Company anticipates performance of the Ah-IMMUNOASSAY(TM) to be free of interference with common, nontoxic, naturally occurring, organic compounds that are capable of interacting with the Ah-receptor. Furthermore, the Company's assay, unlike others presented, does not require the use of dangerous radioisotopes or cell culture and can be performed in hours. The Company believes these qualities provide a significant competitive advantage to the Ah-IMMUNOASSAY(TM) over all other known bioanalytical assays for dioxin-like compounds.

BUSINESS STRATEGY.

               Environmental   engineering   firms  must  rely   exclusively  on
sophisticated instrumentation, reagents, highly trained personnel and significant elapsed time for the information they need to begin any plan for remediation. By providing a real-time assay and freeing highly trained technicians for more sophisticated work, the Company believes that the Ah-IMMUNOASSAY(TM) would be an invaluable tool to these target markets. For this application the Company has developed the Ah-IMMUNOASSAY(TM) as a supplement to and not a replacement for existing instrumental methods by providing a system for use in connection with existing environmental remediation efforts at increased efficiency and decreased cost. In the past year, the EPA circulated proposed regulations providing for the measurement of the dioxin family to be expressed as "Toxic Equivalent Quotients". The Company's assay provides this form of response and measurement.

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

               In January 1995, the Company announced an agreement with Dow Environmental providing for a non-exclusive license and an option for an exclusive license to evaluate and commercialize the Company's Ah-IMMUNOASSAY(TM) technology. Testing of the technology conducted by Dow Environmental and the Company indicated that the assay met or exceeded milestones developed in the agreement. Dow Environmental, however, has decided not to pursue further development. The Company is currently negotiating with Dow for the return of all the rights to the Ah-IMMUNOASSAY. It is the Company's intention to seek other licensees for this technology. There can be no assurance that such transfer and license will be completed.




                        [This space intentionally blank]

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

               Two patent applications for the biosensor detection methodology, which utilize properties of ligand-receptor interaction such as the Ah-IMMUNOASSAY(TM) and potential derivative products using the Ah receptor technology, have been filed in the United States Patent and Trademark Office on behalf of Cornell Research Foundation, Inc. See "Exclusive License Agreement with Cornell Research Foundation, Inc.". The first, describing an indirect immunoassay for the detection of dioxin-like compounds has been approved. The second application was approved in October 1995. Filing for foreign patent protection of this second patent in Europe, Canada, Japan and China also took place in the first quarter of fiscal 1996.

               The Company filed a third patent on October 27, 1995 describing an improved Ah-IMMUNOASSAY(TM) technology. This new assay is targeted for markets in Asia and Eastern Europe. The simplicity and speed of the new formats, which will be owned entirely by the Company, are ideal for countries with enormous environmental problems and little financial support for high-cost instrumentation.

               The Company filed for patent protection in Europe and Canada in fiscal 1994 on its findings of increased presence of CDK protein in cells that are exposed to carcinogenic chemicals and after becoming cancerous. The International Preliminary Examining Authority during the prosecution of the patent cooperation treaty patent application accepted this concept. If the patent is issued, the patent will give the Company exclusive rights to data supporting the use of CDKs as early diagnostic or prognostic markers for cancer.

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

               The patent positions of biopharmaceutical and biotechnology firms, as well as of academic and other research institutions are uncertain and involve complex factual and legal questions. Accordingly, no firm predictions can be made regarding the allowance, breadth or enforceability of claims in these applications or others that may be filed by the Company. The Company and Cornell Research Foundation, Inc. believe that they have the sole and exclusive rights in the technologies underlying the Company's products. The Company would vigorously defend any attempt by any individuals to assert any rights in such technologies. Although Cornell Research Foundation, Inc. has substantial resources to legally enforce its patent rights, there can be no assurance that it will do so. If Cornell Research Foundation, Inc. elects not to enforce its patent rights in the technologies underlying the Company's products, the Company has the right under its license agreement with Cornell Research Foundation, Inc. to seek to enforce those rights. However, in such event, there can be no assurance that the Company will have the financial resources to do so. In addition, although all of the Company's employees are parties to confidentiality agreements which are intended to protect the Company's proprietary technology, there can be no assurance that any of such employees will not compromise any of the Company's proprietary rights.

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

               United States trademark applications were approved during the 1995 fiscal year for IN VIVO-CDKTM and IN VITRO-CPATM ELISA assays.

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

               Pursuant to the License Agreement, Cornell Research Foundation, Inc. has granted an exclusive license for any patent applications based on the Ah-IMMUNOASSAYTM and any patents issuing thereon to the Company and the Company has issued to Cornell Research Foundation, Inc. 195,190 shares of Common Stock of the Company. In the License Agreement, Cornell Research Foundation, Inc. has expressed an intention to maintain a passive non-voting position with respect to its stock holdings in the Company. The Company also will pay Cornell Research Foundation, Inc. a royalty equal to 3% of the net sales price of licensed products based on Ah-IMMUNOASSAYTM technology sold by the Company in the United States and throughout the world. Dr. John G. Babish a co-inventor of the Ah-IMMUNOASSAYTM technology, is entitled to a portion of such royalty payments since Cornell University's patent policy provides that the inventor of patented technology owned by Cornell Research Foundation, Inc. shall be entitled to a distribution of a portion of the net royalty income. Dr. Babish has assigned to the Company all of the royalty payments which he is entitled to receive pursuant to Cornell University's patent policy. Among other matters, the License Agreement also provides that the Company shall exercise diligence to introduce the licensed product into the commercial market.

               The Company has the right to sublicense under the License Agreement with the approval of Cornell Research Foundation, Inc., which approval may not be unreasonably withheld or delayed. The Company's rights and obligations under the License Agreement are non-assignable, except to its successor in business if such assignment is approved by Cornell Research Foundation, Inc., which approval may not be unreasonably withheld or delayed. The License Agreement provides for the indemnification of the Company by Cornell Research Foundation, Inc. from any damages, costs or expenses incurred by reason of a breach of Cornell Research Foundation, Inc., warranties set forth in the License Agreement. The License Agreement further provides for the Company's indemnification of Cornell Research Foundation, Inc. with respect to any claim arising out of the Company's or its transferees' use of inventions licensed or information furnished under the agreement, or out of any use, sale or other disposition by the Company or its transferees of products made by use of such inventions or information.

               Any exclusive license under a patent application lasts until the expiration date of the last to expire licensed patent, unless otherwise earlier terminated. Cornell Research Foundation, Inc. may terminate the License Agreement for noncompliance with a material provision by six-month notice to the Company. Upon receipt of such notice, the Company has ninety days to cure its noncompliance.

RELATIONSHIP WITH CORNELL UNIVERSITY AND CORNELL RESEARCH FOUNDATION, INC.

               The initial Ah-IMMUNOASSAYTM technology was developed at Cornell University. The Company is a party to the License Agreement with Cornell Research Foundation, Inc. covering this system. See "Exclusive License Agreement with Cornell Research Foundation, Inc."

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

GOVERNMENT REGULATION AND APPROVAL

               The FDA, the EPA or other Federal regulatory agencies do not currently regulate the Company's Chinese herbs, as natural products. However, extracts of the Chinese herbs and pure compounds with biological activity identified from these herbs may be subject to FDA, EPA or other regulatory authorities and would then require extensive testing and validation procedures.

               The Dietary Supplement Health and Education Act of 1994 was adopted in recognition of the role supplements can play in health promotion and the link between supplements and prevention of chronic diseases such as cancer, heart disease and osteoporosis. This legislation established a regulatory framework for supplements to ensure continued access to safe products that are made to quality standards. The law defines dietary supplements, creates a mechanism for determining safety, regulates health claims and labeling of dietary supplements, provides for good manufacturing practices and establishes a governmental entity to review, recommend and monitor regulations and research on dietary supplements. The provisions in the law that are significant to the Company are: (i) If a product is marketed as a dietary supplement, defined as any product that contains one or more dietary ingredients such as vitamins, minerals, herbs or other botanicals, amino acids or other ingredients used to supplement the diet, and is later approved as a new drug, it may remain on the market as a dietary supplement unless the FDA determines it is unsafe. If a product is approved as a new drug before being marketed as a dietary supplement, it may not later be marketed as a dietary supplement without FDA approval. (ii) A dietary supplement can be removed from the market if the FDA shows that it presents "a significant or unreasonable risk of illness or injury," that it is a "poisonous or deleterious substance which may render it injurious to health" or if the FDA determines that it presents an imminent hazard to public health or safety." (iii) Before marketing a new dietary ingredient, a manufacturer must supply the FDA with adequate information to provide "reasonable assurance that the ingredient does not present a significant or unreasonable risk of illness or injury." This information must be supplied at least 75 days before marketing.
(iv) Commencing on December 31, 1996, a dietary supplement label must list the name and quantity of each active ingredient, identify the product as a dietary supplement and, if an herbal supplement, identify the part of the plant from which it is taken.

               Neither the Ah-IMMUNOASSAYTM nor the IN VIVO-CDKTM and the IN VITRO-CPA TM assays currently require pre-market approval by the FDA, the EPA or any other regulatory agency. However, there can be no assurance that these products will not become subject to pre-market approval or some other form of government regulation at a future date.

               The IN VIVO-CDKTM and the IN VITRO-CPA TM assays can be used immediately by customers to screen drugs and compounds as nongenotoxic carcinogens. Sufficient data must be generated to substantiate the correlation to IN VIVO studies prior to the test being accepted as a complete substitute for these IN VIVO tests. The Company expects that it will take up to eight years before complete acceptance is achieved. The Company has based this estimate of the time required for acceptance for prior assays that test genotoxic carcinogens. There is no guarantee that this acceptance will occur or that it will occur in the time frame estimated by the Company.

               In addition, diagnostic tests developed from the IN VITRO-CPA TM ELISA kit will be subject to FDA or other regulatory approval if it is used in clinical diagnostics. This test may be classified by the FDA as a Class III medical device, automatically requiring an FDA-approved pre-market approval application ("PMA") prior to commercial marketing and distribution in the clinical diagnostic market.

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

               A Class III medical device may be exported for commercial sale in other countries pending PMA approval upon the FDA's consent. Such consent is given upon the filing of a certification that commercial sale of the device is approved by the country to which it will be exported and upon the FDA's determination that exportation of the product is not contrary to public health or safety.

               Under the Patent Term Restoration Act of 1984, an entity which owns a patent claiming a Class III medical device requiring PMA approval, or a method of using or manufacturing such a product, may apply for an extension of the normal statutory patent term of 17 years to compensate for the time taken for clinical research and FDA review of the product's PMA. The Company may be eligible to apply for such additional patent protection if a patent issues on any of its medical diagnostic tests requiring PMA approval. There can be no guarantee, however, that any such patents will be issued or that such patent term extensions will be obtained.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE COMPANY

               Initially, the Company does not anticipate that its drug discovery program will be effected by government regulations, since the Company intends to license drug compounds to established pharmaceutical companies prior to extensive testing and development. In the future, it is conceivable that the Company could move further downstream in the development process, possibly through Phase I clinical trials, in which case compliance with FDA pharmaceutical regulations would become an important factor.

               The EPA's 1994 report, "Risk Assessment of Dioxin," states that toxicity should be determined in toxic equivalency factors and that toxic effects are mediated via the Ah-receptor protein. It is expected that this report will expand the market for the Ah-IMMUNOASSAYTM, of which there can be no assurance. Due to the nature of the Company's products, they could become subject to governmental regulation in the future, and changes in regulations on other industries or products could indirectly affect the pricing and markets for the Company's products.

               Proposed legislation for health care reform has increased pressure on pharmaceutical companies to reduce their pricing. The Company's Cell Proliferation Assays can provide its customers with the ability to reduce their direct costs and time required to either perform tests or to develop products for market. They also provide the customer with information regarding toxicity that is not currently available from any other source.

FUNDING OF RESEARCH AND DEVELOPMENT

               The Company expended 1,409,686 and 1,362,971 on research and development in fiscal years 1997 and 1996, respectively. None of these research and development costs were borne directly by customers.

COSTS OF ENVIRONMENTAL COMPLIANCE

               The Company believes it is in compliance with all environmental laws and the cost to the Company for this compliance has been minimal.

EMPLOYEES

               As of September 30, 1997, the Company had 7 employees. Four employees are primarily engaged in product engineering or manufacturing. Five of the employees have a Ph.D. or MD degree. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be excellent. All employees of the Company are signatories to confidentiality agreements that restrict proprietary rights in, and commercial development of, all technology developed by the employees.

ITEM 2.        DESCRIPTION OF PROPERTIES.

               The Company's executive offices and research facilities are located at Langmuir Laboratories in Ithaca, New York, and occupy approximately 6,000 square feet at that location. The Company occupies this space under a one-year lease from Cornell University, which expires in 1998 and provides for automatic annual renewals. At this time and for the foreseeable future, the Company believes that this space is more than sufficient for its administrative offices as well as currently contemplated manufacturing and research and development activities; the Company anticipates reducing its space in the future. The Company believes that the cost of such space is competitive.

ITEM 3.        LEGAL PROCEEDINGS.

               In June 1993, a suit was commenced in the New York State Supreme Court (Onondaga County) by certain persons, individually and doing business as In Vitro Bioanalytic Systems, against the Company, Dr. John G. Babish, an officer and director of the Company, and Edward Heslop, a founding shareholder of the Company.

               The plaintiffs allege, among other things, that in 1990, prior to the Company's incorporation, a partnership had been formed with Messrs. Babish and Heslop to commercialize products that the Company is now developing. Damages, an accounting and an injunction are being sought against the Company. By decision dated September 14, 1994, the Court dismissed certain of the plaintiffs' claims against the Company while permitting a claim alleging unfair competition to proceed. The Company believes that the suit against it is without merit, intends to continue to vigorously oppose the allegations and is appealing the Court's ruling to the extent that it did not dismiss the entire complaint. Plaintiffs have filed a cross-appeal as to the portion of the action dismissed by the Court.

               On April 27, 1997 the Company filed a complaint in the U.S. District Court for the Northern District of New York against John G. Babish, a former officer and director of the Company. The complaint alleges that Mr. Babish engaged in a pattern of wrongful conduct by which he sought to unjustly enrich himself and to seize control of the Company as the expense of the Company and its shareholders. That conduct included in part the manipulation of the Company's stock price, trading in the Company's stock on inside information, breach of fiduciary and contractual duties, theft of Company property, and usurpation of corporate opportunities.

               The Company initially obtained a temporary restraining order prohibiting the defendant alone or in cooperation with others from transferring any of the stock or assets of or other interests in the Company, from issuing a press release, or contacting stock brokers or major shareholders with the intent to affect the price of plaintiff's stock or from disseminating any trade secrets or other confidential information of the plaintiffs. The restraining order against the defendant expired, and the court declined the Company's request to extend the order in a preliminary injunction.

               The defendant denied any wrongdoing in his answer to the complaint, and counterclaimed for damages "between $375,000 and $1,829,587" on account of the Company's alleged failure to register shares of common stock underlying certain warrants. Defendant moved to dismiss the suit, and that motion was denied. The parties have commenced mutual disclosure of evidence as required by law and are currently in negotiations for mutual release and settlement.

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

               On June 20, 1997, petitioner filed a cross-motion in opposition to the Company's motion to dismiss, and an application, pursuant to Section 223(c) of the DGCL, to require the Company to hold an election at the annual meeting to replace directors recently appointed to the Board. Subsequently, petitioner moved to postpone the scheduled August 13th meeting in order to have more time to conduct a proxy contest. The Court scheduled a hearing for July 28, 1997 to hear argument on that motion. Following the hearing, the Court ruled form the bench and denied petitioner's request to postpone the meeting, but granted the petitioner leave to amend his petition. To date, petitioner has not filed an amended petition.

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

               The following table sets forth the high and low bid prices for the Common Stock and Warrants during the periods indicated as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, markdowns or commissions.

                                           Common Stock                       Warrant
                                           ------------                       -------
                                    High Bid           Low Bid         High Bid     Low Bid
                                    --------           -------         --------     -------
Fiscal 1996
     First Quarter                   7 5/8              2 1/2           4 1/8         7/8
     Second Quarter                  2 9/16             2 9/32          1 1/8         7/16
     Third Quarter                   4 1/4              2 5/32          1 5/8         3/4
     Fourth Quarter                  3 3/4              2 5/8           1 9/16        5/8

Fiscal 1997
     First Quarter                   1 11/16              11/2            7/16        3/8
     Second Quarter                  1 3/8                11/4            7/16       11/32
     Third Quarter                     1/8                 1/8            1/8         1/8
     Fourth Quarter                    15/32               7/16           1/16        1/16


               As of December 22, 1997, the Company had 12,004,867 shares of Common Stock outstanding held by 292 record holders. As of such date, the Company had 4,632,773 Warrants outstanding and 66 record holders of Warrants.

               The Company did not pay cash dividends on the Common Stock during the two fiscal years ended September 30, 1997. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate that cash dividends will be paid until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings or any earnings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following discussions should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere herein.

GENERAL

               Research and product engineering expenses include internal expenditures as well as expenses associated with third party consultants and collaborators. Newsletter expenses and costs include the cost of printing, supplies, and other administrative costs incurred with operating the Company's New Century Nutrition newsletter and the costs related to winding down the operation which ceased publication with its December 1996 issue. General and administrative expenses include salaries, overhead, and legal, accounting and consulting costs incurred in connection with maintaining the Company's day to day operations. Product launch costs are expenses associated with the Company's canceled product launch of its andrographide based products. The Company's historical revenues have primarily been attributable to licensing fees generated from the use of its technology.

RESULTS OF OPERATIONS

Fiscal years ended September 30, 1997 and 1996

REVENUES

               Revenues decreased to $6,146 in the fiscal 1997 from $59,000 in the fiscal 1996. This decrease in revenue is primarily attributable to a decrease in sales of product and subscription revenue related to the cessation of the newsletter.

RESEARCH AND PRODUCT ENGINEERING EXPENSES

               Research  and product  engineering  expenses  increased  by 3% to
$1,410,000 in the fiscal 1997 as compared to $1,363,000 in the fiscal 1996. Research expenses in the fiscal 1997 include the continued research on the
Andrographis paniculata based products and expenses associated with the agreement with the National Cancer Institute.


GENERAL AND ADMINISTRATIVE EXPENSES

               General  and   administrative   expenses  were   $2,437,000   and
$2,007,000 in fiscal 1997 and fiscal 1996, respectively, representing an increase of 18% in fiscal 1997 from fiscal 1996. These expenses relate to the administration and management of the Company's, including personnel costs, legal, accounting, consulting, investor relations and the administration of the research, development and product engineering activities.

               The primary reasons for the increase in general and administrative expenses in fiscal 1997 are due to increases in legal and professional fees resulting from litigation against the Company. These increases have been offset by significant reductions in payroll costs. Included in fiscal 1997, is the write off of the East West option acquisition costs of $92,866, $56,000 of bad debt expense associated with write off of a loan to a former employee and officer, $162,770 of the write-down of the capitalized patent and trademark costs and $30,475 of non-cash expenses associated with stock issued in consideration of services performed.

NEWSLETTER EXPENSES AND COSTS

               During November 1995, the Company, through its wholly-owned subsidiary, purchased substantially all of the assets related to the New Century Nutrition (formerly Nutrition Advocate), a newsletter promoting disease prevention through nutrition, from Advocacy Communications, Inc. The purchase price for the acquired assets was $350,000 in cash. T. Colin Campbell, then a Director of the Company and his son T. Nelson Campbell, then a Vice President of the Company, were majority shareholders and officers of Advocacy Communications, Inc.

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

PRODUCT LAUNCH COSTS

               During 1997, the Company intended to launch the dietary supplements Andro Vir and AndroCar to persons with HIV and cancer. In April 1997, the Company was advised by the Food and Drug Administrative that the marketing of these products to persons with HIV and cancer would constitute claims that the products are intended to treat persons with serious diseases and thus intended for drug use and not dietary supplement use. After careful consideration the Company decided to cancel the launch. The Company incurred $300,000 of expenses in the year ended September 30, 1997.

NET LOSS

               The  Company  has  incurred  net  losses  of   $16,493,000  as  a
development stage company since inception to September 30, 1997, of which $3,942,000 was incurred in the current year. Net loss per share was $.33 for the year compared to .68 per share loss in fiscal 1996. The loss per share includes
 .19 per share related to preferred dividends and the beneficial conversion feature on the Company's common stock. The Company anticipates that losses will continue into next year, but at a significantly reduced amount.

LIQUIDITY & CAPITAL RESOURCES

               As of September 30, 1997, the Company maintained working capital of $806,000, which included cash and cash equivalents of $886,000. On September 30, 1996, working capital was $3,820,000 and cash and cash equivalents were $4,171,000. This decrease of approximately $3,014,000 in working capital and $3,285,000 of cash is attributable to the Company's operating loss. During fiscal 1996, the Company raised $9.9 million in equity through a series of transactions as described below.

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

               On April 9, 1996,  the Company  signed an option to acquire  East
West Herbs Ltd. of Kingham, England ("EWH"). EWH markets and distributes traditional Chinese medicines in the United Kingdom and throughout Europe. Under terms of the option, the Company had the right to acquire all of the outstanding shares of EWH on or before April 6, 1997 for $780,000 in cash and shares of the Company with a value of approximately $2,400,000 for a total proposed acquisition price of $3.2 million. Consideration for the option was made in the form of an option fee of $20,000 and a working capital loan of $340,000. The loan bears interest at the LIBOR rate and is payable in eight equal quarterly installments with the first installment to be paid six months after the first anniversary of the loan agreement. The loan is guaranteed by the majority shareholder of EWH. The Company elected not to exercised its option and subsequently wrote off its option acquisition costs of $92,866.

               The Company intends to incur continuing product research and development expenses. The expenses during fiscal 1997 include payments to the National Cancer Institute as part of a CRADA (Cooperative Research and Development Agreement). The terms of the CRADA are included in an agreement signed by the parties in December 1996. Under the terms of the CRADA, the parties had agreed to share certain, extensive proprietary data, methods and models for use in evaluating the efficacy of certain of the Company's compounds against HIV and certain cancers. The CRADA was terminated by the Company in September 1997 and the Company is obligated under the agreement to fund certain costs estimated at $17,000 for a six months period.

               The Company has significantly reduced its personnel and other costs since June 1997 and continues to reduce costs and preserve cash. The Company intends to seek additional funding sources of capital however, there can be no assurance that additional financing will be available on acceptable terms or at all.

               In January, 1997 the Company signed an agreement with Biomar International, Inc. ("Biomar") in which Biomar agrees to purchase 3,571,429 shares of common stock for $500,000. In addition, Biomar will receive warrants to purchase an additional 2,971,429 shares of common stock at a price of $.175 per share or a total of $520,000. These warrants expire 90 days after the shares and warrants are registered with the Securities and Exchange Commission ("SEC"). Biomar will also become the major shareholder and received control of the Board of Directors. Biomar is controlled by T. Colin Campbell a former director of the Company and his son, T. Nelson Campbell a former Vice President of the Company.

               This additional financing will enable the Company's available cash and existing sources of funding to satisfy its capital and operating requirements through September 1998. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of such programs and the settlement of various law suits.

RECENTLY ISSUED ACCOUNTING STANDARDS

               In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure and requires a reconciliation of the numerator and denominator of the basic EPS computation of the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not presented. This Statement requires of all prior period EPS data presented. The adoption of this Statement will not have any impact on the Company's EPS disclosure, as the Company's stock options and warrants are anti-dilutive and will be excluded from the denominator of earnings per share; thus, earnings (loss) per common share is equal to the basic earnings (loss) per share as computed under SFAS No. 128.

ITEM 7.        FINANCIAL STATEMENTS

Independent Auditors' Report. .............................................23

Consolidated   Balance  Sheets  as  of  September  30,  1997  and
September 30, 1996. .......................................................24

Consolidated   Statements  of  Operations  for  the  years  ended
September 30, 1997 and 1996, and the period from inception (April
15, 1991) to September 30, 1997. ..........................................25

Consolidated  Statements of  Stockholders'  Equity for the period from inception (April 15, 1991) to September 30, 1997. ....................26

Consolidated  Statements  of  Cash  Flows  for  the  years  ended
September 30, 1997 and 1996 and the period from inception  (April
15, 1991) to September 30, 1997.

Notes to Consolidated Financial Statements. ...............................29

Financial  Statement  Schedules:   No  schedules  were  submitted
because they are not applicable, not required or because the required information is included in the Financial Statements or notes thereto.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Paracelsian, Inc.


We have audited the accompanying consolidated balance sheet of Paracelsian, Inc. and subsidiary (a development stage enterprise) as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the two-year period ended September 30, 1997 and for the period from April 15, 1991 (inception) to
September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The cumulative statements of operations, stockholders' equity, and cash flows for the period April 15, 1991 (inception) to September 30, 1997 include amounts for the period from April 15, 1991 (inception) to September 30, 1991 and for each of the years in the four-year period ending September 30, 1995, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period April 15, 1991 (inception) through September 30, 1995 is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paracelsian, Inc. and subsidiary (a development stage enterprise) as of September 30, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1997 and for the period April 15, 1991 (inception) to September 30, 1997, in conformity with generally accepted accounting principles.


                                                       /s/ KPMG PEAT MARWICK LLP
                                                           ---------------------
                                                           KPMG PEAT MARWICK LLP

Jericho, NY
January 14, 1998

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           September 30, 1997 and 1996

                                                                         1997            1996
                                                                     ------------    ------------
Assets
Current Assets:
         Cash and cash equivalents                                   $    886,249    $  4,171,402
         Inventory                                                        156,323              --
         Prepaid expenses and other current assets                         61,437         278,367
         Loan to East West Herbs, Ltd., - current portion                 170,000              --
                                                                     ------------    ------------
                  Total current assets                                  1,274,009       4,449,769
                                                                     ------------    ------------

Equipment, net                                                            305,079         384,790

Other Assets:
         TCM extracts on-hand                                             466,839         622,419
         Licensing agreement, net                                         367,258         555,602
         Patents and trademarks, net                                      125,586         258,206
         Option to acquire East West Herbs, Ltd.
           and related acquisition costs                                       --          92,866
         Loan to East West Herbs, Ltd., - noncurrent portion              170,000         340,000
                                                                     ------------    ------------
                                                                        1,129,683       1,869,093
                                                                     ------------    ------------
                                                                     $  2,708,771    $  6,703,652
                                                                     ------------    ------------

Liabilities and Stockholders' Equity
Current Liabilities:
         Accounts payable                                            $    268,702    $    312,817
         Accrued expenses                                                 180,664         192,790
         Deferred revenue                                                      --          46,858
         Due to related party                                              18,557          77,597
                                                                     ------------    ------------
                  Total current liabilities                               467,923         630,062
                                                                     ------------    ------------

Commitments and Contingency

Stockholders' Equity:
         Common stock, $.01 par value; 20,000,000 shares
                   authorized; 12,004,867 shares outstanding
                    September 1997 and 11,935,082 September 1996          120,045         119,348
         Additional paid-in capital                                    22,084,315      21,976,005
         Deficit accumulated during the development stage             (18,620,997)    (14,679,248)
         Treasury stock, at cost; 265,478 shares in 1997               (1,342,515)     (1,342,515)
                                                                     ------------    ------------
                  Total stockholders' equity                            2,240,848       6,073,590
                                                                     ------------    ------------
                                                                     $  2,708,771    $  6,703,652
                                                                     ============    ============

          See accompanying notes to consolidated financial statements.


                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                For the years ended September 30, 1997 and 1996 ,
               And the period from inception to September 30, 1997
                                                                                     Cumulative
                                                                                    Period from
                                                                                    Inception to
                                                                                   September 30,
    Revenues:                                           1997            1996            1997
                                                    ------------    ------------    ------------
      Marketing rights                              $         --    $      5,000    $    254,995
      Products                                             4,900          22,411         162,713
      Product royalties                                    1,246              --           1,246
      Subscription revenue                                    --          31,625          31,625
                                                    ------------    ------------    ------------
                                                           6,146          59,036         450,579

Operating expenses:
      Research and product engineering                 1,409,686       1,362,971       6,667,620
      Research concerning Indian herbs                        --              --         375,000
      Newsletter expenses                                     --         955,586         955,586
      General and administrative                       2,436,939       2,006,801       7,827,903
      Product launch costs                               300,544              --         300,544
      Cost of products sold                                   --          10,538          95,023
      Officer stock compensation                              --              --       1,228,275
                                                    ------------    ------------    ------------
                                                       4,147,169       4,335,896      17,449,951
                                                    ------------    ------------    ------------
            Loss from operations during
                   the development stage              (4,141,023)     (4,276,860)    (16,999,372)

Interest income, net                                     167,754          75,096         474,855
Gain on sale of assets                                    31,520              --          31,520

                                                    ------------    ------------    ------------
            Net loss during the development stage   $ (3,941,749)   $ (4,201,764)   $(16,492,997)
                                                    ============    ============    ============

            Net loss per weighted average
                  shares of common stock            $      (0.33)   $      (0.68)
                                                    ============    ============

Weighted average number of
      common stock outstanding                        11,956,171       8,597,479
                                                    ============    ============


          See accompanying notes to consolidated financial statements.


                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
               For the period from inception to September 30, 1997

                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                         Additional During the
                                                 Preferred Stock    Common Stock          Paid-in   Development Treasury
                                                 Shares  Amount   Shares      Amount      Capital      Stage     Stock     Total
                                                 -----   ----- ----------    --------  ----------- -----------   -----  -----------
Issuance of Common Stock April - July 1991          --   $  --    806,250    $  8,063  $        -- $        --   $  --  $     8,063
Issuance of Common Stock for licensing,
   technology and consulting services - July 1991   --      --    333,850       3,338           --          --      --        3,338
Private placement of Common Stock - August -
             September 1991, net of costs           --      --    267,288       2,673      369,017          --      --      371,690
Net loss (April 15, 1991 to September 30, 1991)     --      --         --          --           --    (133,469)     --     (133,469)
                                                 -----   ----- ----------    --------  ----------- -----------   -----  -----------
BALANCE, September 30, 1991                         --      --  1,407,388      14,074      369,017    (133,469)     --      249,622

Redemption of Common Stock - November 1991          --      --   (245,000)     (2,450)          --          --      --       (2,450)
Initial Public Offering of Common Stock -
              February 1992, net of costs           --      --  1,150,000      11,500    5,103,451          --      --    5,114,951
Issuance of Warrants - February 1992                --      --         --          --        1,000          --      --        1,000
Net loss (for the year ended September 30, 1992)    --      --         --          --           --  (1,221,943)     --   (1,221,943)
                                                 -----   ----- ----------    --------  ----------- -----------   -----  -----------
BALANCE, September 30, 1992                         --      --  2,312,388      23,124    5,473,468  (1,355,412)     --    4,141,180

Warrant dividend - September 1993                   --                 --          --      436,898    (500,000)     --      (63,102)
Net loss (for the year ended September 30, 1993)    --      --         --          --           --  (2,022,614)     --   (2,022,614)
                                                 -----   ----- ----------    --------  ----------- -----------   -----  -----------
BALANCE, September 30, 1993                         --      --  2,312,388      23,124    5,910,366  (3,878,026)     --    2,055,464

Net loss (for the year ended September 30, 1994)    --      --         --          --           --  (1,940,262)     --   (1,940,262)
                                                 -----   ----- ----------    --------  ----------- -----------   -----  -----------
BALANCE, September 30, 1994                         --      --  2,312,388      23,124    5,910,366  (5,818,288)     --      115,202

Issuance of Common Stock for acquisition of
   Pacific Liaisons - October 1994                  --      --  1,116,666      11,167    1,632,833          --      --    1,644,000
Exercise of Warrants                                --      --    221,200       2,212      716,644          --      --      718,856
Common Stock purchased by Officer -
                January 1995                        --      --    705,000       7,050    1,311,075          --      --    1,318,125

                                    See accompanying notes to consolidated financial statements.

                                                                 26


                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
               For the period from inception to September 30, 1997


                                                                                                          Deficit
                                                                                                         Accumulated
                                                                                            Additional   During the
                                                   Preferred Stock      Common Stock       Paid-in     Development Treasury
                                                  Shares    Amount    Shares    Amount     Capital        Stage    Stock     Total
                                                 --------  -------  ---------- -------- ------------  ------------ ------  ---------
Continued from the previous page

Issuance of Common Stock for services rendered -
                January 1995                         --      --     33,330      333      21,167          --          --      21,500
                  April 1995                         --      --    200,000    2,000     373,000          --          --     375,000
Issuance of Common Stock for conversion
   of short-term liabilities - June 1995             --      --     13,000      130      48,849          --          --      48,979
Issuance of Common Stock - August 1995               --      --    300,000    3,000     749,625          --          --     752,625
Issuance of Preferred Stock - September 1995
      Series A, net of costs                     10,700     107         --       --     361,018          --          --     361,125
      Series B, net of costs                     10,000     100         --       --     399,900          --          --     400,000
      Series C, net of costs                      5,000      50         --       --     218,422          --          --     218,472
Net loss (for the year ended September 30, 1995)     --      --         --       --          --  (3,031,196)         --  (3,031,196)
                                                -------  ------ ---------- -------- ----------- -----------  ----------  ----------
BALANCE, September 30, 1995                      25,700     257  4,901,584   49,016  11,742,899  (8,849,484)         --   2,942,688

Issuance of Series B Preferred Stock,
   net of costs                                  76,651     767         --       --   3,999,233          --          --   4,000,000
Exercise of Warrants                                 --      --     73,318      733     154,676          --          --     155,409
Issuance of Common Stock for services rendered -
                October 1995                         --      --     33,336      331      42,669          --          --      43,000
Purchase of Treasury Stock - November 1995           --      --         --       --          --          --  (1,342,515) (1,342,515)
Conversion of Preferred Stock                  (102,351) (1,024) 5,371,010   53,710     (52,686)         --          --          --
Preferred dividends and beneficial
          conversion feature                         --      --         --       --   1,628,000  (1,628,000)         --          --
Issuance of Common Stock for conversion
   of short-term liabilities - January 1996          --      --      2,500       25       9,975          --          --      10,000
Issuance of Common Stock for services rendered -
               February 1996                         --      --     25,000      250      27,875          --          --      28,125
Issuance of Warrants and Options for services -
               rendered  - February 1996             --      --         --       --     132,500          --          --     132,500
Issuance of Common Stock - June 1996                 --      --    733,334    7,333   1,965,663          --          --   1,972,996


                                    See accompanying notes to consolidated financial statements.

                                                                 27


                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
               For the period from inception to September 30, 1997

                                                                                                          Deficit
                                                                                                         Accumulated
                                                                                            Additional   During the
                                                   Preferred Stock      Common Stock       Paid-in     Development Treasury
                                                  Shares    Amount    Shares    Amount     Capital        Stage    Stock     Total
                                                 --------  -------  ---------- -------- ------------  ------------ ------  ---------
Continued from the previous page

Sale of Warrants - June 1996                         --      --         --       --      35,000          --          --      35,000
Issuance of Common Stock - July 1996                 --      --     91,667      917     250,075          --          --     250,992
Issuance of Common Stock for services rendered -
                   July 1996                         --      --      5,000       50       4,950          --          --       5,000
Exercise of Options - September 1996                 --      --     15,000      150      37,350          --          --      37,500
Issuance of Common Stock - September 1996            --      --    683,333    6,833   1,997,826          --          --   2,004,659
Net loss (for the year ended September 30, 1996)     --      --         --       --          --  (4,201,764)         --  (4,201,764)
                                               --------  ------ ---------- -------- ----------- -----------  ----------  ----------
BALANCE, September 30, 1996                          --      -- 11,935,082  119,348  21,976,005 (14,679,248) (1,342,515)  6,073,590

Issuance of Common Stock for services rendered -
                January 1997                         --      --      7,285       72      22,835          --          --      22,907
Termination of warrants - February 1997              --      --         --       --     (35,000)         --          --     (35,000)
Repayment of officer stock subscription receivable   --      --         --       --      89,850          --          --      89,850
Issuance of Common Stock for services rendered -
                   July 1997                         --      --     62,500      625      30,625          --          --      31,250
Net loss (for the year ended September 30, 1997)     --      --         --       --          --  (3,941,749)         --  (3,941,749)
                                                -------  ------ ---------- -------- ----------- -----------  ----------  ----------
BALANCE, September 30, 1997                          -- $    -- 12,004,867 $120,045 $22,084,315$(18,620,997)$(1,342,515) $2,240,848
                                               ======== ======= ========== ======== ============ ==========  ==========  ==========


                                    See accompanying notes to consolidated financial statements.

                                                                 28

                                                  PARACELSIAN, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                                Consolidated Statements of Cash Flows
                                          For the years ended September 30, 1997 and 1996,
                                         And the period from inception to September 30, 1997

                                                                                                         Cumulative
                                                                                                        Period from
                                                                                                        Inception to
                                                                                                        September 30,
                                                                              1997           1996           1997
                                                                          -----------    -----------    ------------
Cash flows from operating activities:
      Net loss                                                            $(3,941,749)   $(4,201,764)   $(16,492,997)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
            Non-cash compensation expense                                          --             --       1,228,275
            Other non-cash expenses                                           369,545        725,658       1,510,203
            Depreciation and amortization                                     469,368        274,818       1,246,972
            Changes in assets and liabilities:
                  (Increase) decrease in inventory                           (156,323)            --        (156,323)
                  (Increase) decrease in prepaid expenses and other           216,930             --         (32,017)
                  (Decrease) increase in accounts payable                     (21,207)      (183,142)        623,225
                  (Decrease) increase in due to related party                 (59,040)       (59,664)         18,557
                  (Decrease) increase in deferred revenue                     (46,858)        46,858              --
                  (Decrease) increase in accrued expenses                     (12,126)       127,462         180,664
                                                                          -----------    -----------    ------------
            Net cash used in operating activities                          (3,181,460)    (3,401,986)    (11,873,441)
                                                                          -----------    -----------    ------------

Cash flows from investing activities:
      Purchase of investments                                                      --             --      (6,719,089)
      Redemption of investments                                                    --             --       6,719,089
      Purchase of equipment                                                   (16,887)       (54,352)       (732,186)
      Proceeds from sale of equipment                                              --             --          20,000
      Acquisition of licensed technology                                       (3,656)       (50,000)        (53,656)
      Acquisition of patents and trademarks                                   (48,150)       (69,457)       (352,953)
      Acquisition of New Century Nutrition newsletter                              --       (350,000)       (350,000)
      Acquisition of option for East West Herbs, Ltd.
            and related acquisition costs                                          --        (92,866)        (92,866)
      Loan to East West Herbs, Ltd.                                                --       (340,000)       (340,000)
                                                                          -----------    -----------    ------------
            Net cash used in investing activities                             (68,693)      (956,675)     (1,901,661)
                                                                          -----------    -----------    ------------

Cash flows from financing activities:
      Sale of common stock, initial public offering, net of costs                  --             --       5,124,014
      Sale of common and preferred stock, net of costs                             --      8,228,647      10,330,109
      Proceeds from the exercise of warrants                                       --        155,409         666,295
      Proceeds from the exercise of options                                        --         37,500          37,500
      Proceeds from the sale (redemption) of warrants                         (35,000)        35,000              --
      Purchase of treasury stock                                                   --     (1,342,515)     (1,342,515)
      Cost of warrant dividend                                                     --             --         (63,102)
      Payment on equipment contract                                                --             --         (90,950)
                                                                          -----------    -----------    ------------
            Net cash (used in) provided by financing activities               (35,000)     7,114,041      14,661,351
                                                                          -----------    -----------    ------------

Net increase (decrease) in cash and cash equivalents                       (3,285,153)     2,755,380         886,249

Cash and cash equivalents, beginning of period                              4,171,402      1,416,022              --
                                                                          -----------    -----------    ------------

Cash and cash equivalents, end of period                                  $   886,249    $ 4,171,402    $    886,249
                                                                          ===========    ===========    ============

                                                  PARACELSIAN, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                                Consolidated Statements of Cash Flows
                                          For the years ended September 30, 1997 and 1996,
                                         And the period from inception to September 30, 1997

                                                                                                         Cumulative
                                                                                                        Period from
                                                                                                        Inception to
                                                                                                        September 30,
                                                                              1997           1996           1997
                                                                          -----------    -----------    ------------
Supplemental disclosures:
      Cash paid during the period for interest                            $     4,484    $     6,875    $     19,284
                                                                          ===========    ===========    ============

Supplemental disclosure of non-cash investing and financing activities:
      Fair value of assets acquired, net of cash acquired                 $        --    $        --    $  1,702,000
      Less - liabilities assumed                                                   --             --          52,000
      Less - issuance of common stock                                              --             --       1,644,000
                                                                          -----------    -----------    ------------
            Net cash paid                                                 $        --    $        --    $      6,000
                                                                          ===========    ===========    ============
      Warrant dividend                                                    $        --    $        --    $    500,000
      Issuance of common stock/warrants for services
            and to reduce short-term liabilities                          $    53,382    $   218,625    $    550,456
      Purchase of equipment                                               $        --    $        --    $     90,950
      Repayment of officer stock subscription receivable                  $    89,850             --          89,850
      Issuance of common stock for licensing and technology rights        $        --    $        --    $      3,338
                                                                          ===========    ===========    ============

                                    See accompanying notes to consolidated financial statements.

                                                                 30

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                          SEPTEMBER 30, 1997 AND 1996
                          ---------------------------

1.             ORGANIZATION, BUSINESS, AND RISK FACTORS:

ORGANIZATION AND BUSINESS

Paracelsian, Inc., (the "Company") is a drug discovery service company that utilizes its proprietary screening technology to identify novel therapeutic compounds from herbal sources and to define the biological mechanisms through which traditional herbal medicines affect cellular function. This technology has been developed by the Company to identify potential products that inhibit the biological signals generated by targeted cells that result in controlled or uncontrolled growth and division. The Company's screening technology evaluates the effects of herbal products on intracellular signals referred to as "Signal Transduction Technology."

Cell division is one of the basic steps in biology necessary for normal growth of tissues to support life. The Company's technology enables researchers to observe signal transduction and measure the effects of chemicals contained in synthetic or natural compounds, and chemicals occurring in nature such as herbs and combinations of herbal extracts, on cell division. In the course of these observations, the Company can distinguish the effects of such chemicals on targeted cells, thereby screening compounds to identify those with promising favorable therapeutic effects. (This proprietary technology, including the components, methods, procedures and know-how employed in this screening process, is referred to herein as the "Screening Technology".)

In October 1994, Pacific Liaisons (Pacific), a partnership engaged in identifying and acquiring biologically active drugs, natural products and foods from Eastern Asia, merged with a wholly-owned subsidiary of the Company and the Company now maintains a large library of natural medicinal extracts. These extracts are being processed with the Company's screening technology. The Company also has access to the informational database related to the medicinal extracts, which contains, among other things, a history of the usage of each extract (see Note 3).

In November 1995, the Company purchased substantially all the assets related to NEW CENTURY NUTRITION, a newsletter promoting disease prevention through nutrition. In December 1996, the Company decided to cease publication of the newsletter.

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $3,942,000 for the year ended September 30, 1997 and has working capital of approximately $806,000 at year-end. The Company continues to expend funds on product research and development and general and administrative expenses and has not generated significant revenues subsequent to year-end. The Company has significantly reduced its expenses and as discussed in Note 10 raised $500,000 through the sale of common stock. Management believes the additional financing and the collection of the amounts due from East West (Note 4(a)) will enable the Company to satisfy its capital and operating requirements through September 30, 1998.

2.             SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents as of September 30, 1997 and 1996 approximated $857,000 and $2,145,000, respectively.

RESEARCH AND PRODUCT ENGINEERING

Company-sponsored research and product engineering expenditures have been charged to expense as incurred. These costs consist primarily of employee salaries and direct laboratory costs. The cost of extracts used in research and development activities is expensed as consumed.

INVENTORY
Inventory represents tablets of ANDROGRAPHIS PANICULATA held for resale at cost.

NET LOSS PER SHARE

Net loss per share was computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in the computation of average shares outstanding because the effect of such inclusion would be to decrease the loss per share.

The computation of net loss per share is as follows:

                                                                  1997            1996
                                                              ------------    -----------

Net loss                                                      $ (3,941,749)   $(4,201,764)

Preferred stock dividends and beneficial conversion feature
                                                                        --     (1,628,000)
                                                              ------------    -----------

Net loss attributable to common stockholders                  $ (3,941,749)   $(5,829,764
                                                              ============    ===========

Weighted average shares outstanding                             11,956,171      8,597,479

Net loss per share of common stock                            $      (0.33)   $     (0.68)

In accordance with a SEC Staff Announcement issued in March 1997, the beneficial conversion benefit related to the convertible preferred stock (see Note 4 ) has been recognized as a dividend to the preferred shareholders and used in the computation of net loss per share for fiscal 1996 as reflected above.

PATENTS AND TRADEMARKS

The Company has acquired or applied for certain patent and trademark rights. Costs associated with the acquisition and application for these rights have been capitalized and are being amortized on the straight-line method over the estimated legal life of the assets which range from 15 to 17 years. Accumulated amortization of the patents and trademarks totaled $76,747 and $58,747, respectively, at September 30, 1997 and 1996. At September 30, 1997, the Company conducted an assessment of its capitalized patent and trademark and wrote off the unamortized value of $162,770 related to patents and trademarks no longer being pursued by the Company.

EQUIPMENT AND DEPRECIATION

Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Equipment consists of the following as of September 30:

                                            Useful Lives         1997               1996
                                            ------------         -----              ----
     Laboratory equipment                     10 Years      $    511,691       $    500,623

     Office furniture and equipment           10 Years            86,345             88,095

     Computer equipment and software           5 Years           133,852            133,033
                                                            ------------       ------------

                                                                 731,888            721,751

     Less - accumulated depreciation                             426,809            336,691
                                                            ------------       ------------

                                                            $    305,079       $    384,790
                                                            ============       ============

Depreciation expense of $96,598 and $81,554 were charged to operations for the years ended September 30, 1997 and 1996, respectively.

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

3.          PRODUCT LAUNCH:

During 1997, the Company intended to launch the dietary supplements AndroVir and AndroCar to persons with HIV and cancer, respectively. In April 1997, the Company was advised by the Food and Drug Administrative that the marketing of these products to persons with these diseases would constitute claims that the products are intended to treat persons with serious diseases and thus intended for drug use and not dietary supplement use. After careful consideration the Company decided to cancel the launch. The Company incurred $300,000 of expenses which were expensed in the year ended September 30, 1997. The Company is seeking pharmaceutical and or nutritional companies as marketing partners for this product. In the opinion of management the inventory held by the Company as of September 30, 1997 will be recovered by the sale of the ANDROGRAPHIS PANICULATA tablets during the fiscal 1998.

4.          ACQUISITIONS:

(a) East West Herbs, Ltd.
-------------------------

On April 9, 1996, the Company signed an option to acquire East West Herbs Ltd. of Kingham, England. East West Herbs Ltd. markets and distributes traditional Chinese medicines in the United Kingdom and throughout Europe. Under terms of the option, the Company had the right to acquire all of the outstanding shares of East West Herbs on or before April 6, 1997 for $780,000 in cash and shares of the Company with a value of approximately $2,400,000 for a total proposed acquisition price of $3.2 million. Consideration for the option was made in the form of an option fee of $20,000 and a working capital loan of $340,000. The loan was to be used by East West Herbs for inventory purchases, continuing research and development including the clinical trials of two herbal products for cancer patients and corporate working capital. In connection with the option and loan agreements, the Company also incurred other direct costs of $92,866 which were written off in 1997 because the Company elected not to exercise its option.

The loan to East West Herbs, Ltd. bears interest at the LIBOR rate (6% at September 30, 1996) and is payable in eight equal quarterly installments with the first installment to be paid six months after the first anniversary of the loan agreement. The loan is guaranteed by a majority shareholder of East West Herbs. The following is a schedule of payment to be received:

                                                       Amount
               For the years ended September 30,     ----------
                                            1998     $  170,000
                                            1999        170,000
                                                     ----------
                                                     $  340,000
                                                     ==========

The eventual collectibility of the loan will be subject to East West Herbs' ability to achieve profitable operations and positive cash flow in the future and the financial resources of the loan's guarantor.

(b) New Century Nutrition Newsletter
------------------------------------

During November 1995, the Company, through its wholly-owned subsidiary, purchased substantially all of the assets related to the NEW CENTURY NUTRITION (FORMERLY NUTRITION ADVOCATE), a newsletter promoting disease prevention through nutrition, from Advocacy Communications, Inc. The purchase price for the acquired assets was $350,000 in cash. T. Colin Campbell, a former Director of the Company and his son T. Nelson Campbell, a former Vice President of the Company, were majority shareholders and officers of Advocacy Communications, Inc.

The purchase price represented principally intangible assets which were to be amortized on a straight-line basis over 10 years. In December 1996, the Company decided to cease publication of the newsletter effective January 1, 1997. The Company wrote off the purchase price of the newsletter and accrued $75,000 for the anticipated costs to close down the newsletter operations which amounts are included in newsletter expenses and costs in the accompanying consolidated statement of operations for the year ended September 30, 1996. During fiscal 1996, the Company incurred expenses of approximately $531,000 developing the newsletter and soliciting subscriptions. The Company recorded subscription revenues of $0 and $31,625 for the years ended September 30, 1997 and 1996, respectively.

(c) Pacific Liaisons
--------------------

During October 1994, a wholly-owned subsidiary of the Company acquired Pacific Liaisons for approximately $1.6 million in common stock. The acquisition has been accounted for using the purchase method and the accompanying statement of operations includes the results of operations of Pacific Liaisons from October 25, 1994. The allocation of the purchase price was based on an independent appraisal of certain assets acquired which include traditional Chinese medicine ("TCM") extracts and a licensing agreement. The approximately 2,800 TCM extracts can be sold outright or utilized in various research and development applications using the Company's screening technology. It is the Company's intention to sell/license the extracts to established pharmaceutical and biotechnology companies. Effective October 1, 1995, the Company elected to begin amortizing the cost of the TCM extracts on a straight line basis over a five-year period, which represents the estimated period over which the extracts will be used in the Company's research and development efforts. Amortization of the extracts totaling $155,580 and $155,602 are included in research and product engineering expense in the accompanying consolidated statement of operations for the year ended September 30, 1997 and 1996.

Through the licensing agreement with the Institute of Nutrition and Food Hygiene, an institute within the Chinese Academy of Preventive Medicine, the Company has the exclusive right to acquire up to 5,000 to 10,000 extracts. The licensing agreement was being amortized over a period of five years commencing in October 1994. Amortization of the license agreement totaling $192,000 and $173,290 are included in research and product engineering expense in the accompanying consolidated statements of operations for the years ended September 30, 1997 and 1996, respectively.

At the time of the acquisition, T. Colin Campbell became a director of the Company and his son, T. Nelson Campbell was hired as a Vice President of the Company. Both individuals were majority stockholders of Pacific Liaisons.


5.       STOCKHOLDERS' EQUITY:

(a) Common Stock Offerings
--------------------------

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

The Company used the proceeds of the private placements for product launch expenses, working capital and research and development.

(b)  Convertible Preferred Stock Offerings
------------------------------------------

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

The preferred stock had a stated dividend rate of 8% payable in cash or common stock at the option of the Company. The preferred stock was convertible into common stock based on the following conversion prices:


             Shares
 Series    Authorized                   Conversion Price
 ------    ----------                   ----------------

    A          50,000   Lower of $3.75 or 85% of five-day average Closing Price

    B         100,000   80% of three-day average Closing Price

    C          50,000   72.5% of three-day average Closing Price

The Closing Price is defined in the agreements as the bid price of the common stock beginning on the trading day prior to conversion.

During the period October 31, 1995 through February 1, 1996, all of the holders of the preferred shares converted such shares into common stock summarized as follows:

               Preferred           Gross                           Common Shares
   Series     Stock Issued        Proceeds          Net Proceeds     Converted
   ------     ------------        --------          ------------     ---------

      A          10,700       $     402,250       $       361,125       372,253

      B          86,651           5,500,000             4,400,000     4,918,409

      C           5,000             250,000               218,472        80,348
                -------       -------------       ---------------     ---------
                102,351       $   6,152,250       $     4,979,597     5,371,010
                =======       =============       ===============     =========

Included in the common shares converted are 58,031 shares issued in exchange for the cumulative dividends payable on the preferred stock.

(c) Other Transactions
----------------------

In June 1996, the Company sold an investor 350,000 warrants at $.10 per warrant to purchase 350,000 shares of common stock at $5.25 per share. The warrants could be exercised at any time over a three-year period. The cash paid for the warrants of $35,000 was reflected as an addition to additional paid-in capital in the accompanying consolidated statement of stockholders' equity for the year ended September 30, 1996. During fiscal year 1997, the Company redeemed this warrant at a cost of $35,000.

During November 1995, the Company purchased 265,478 shares of its common stock on the open market for an aggregate cost of $1,342,515.

In April 1995, the Company issued 200,000 shares of common stock, at a fair value of $375,000, to an individual in connection with the Company's research of Indian herbs.

During fiscal 1997 and 1996, the Company issued 62,500 and 63,336 shares of common stock in exchange for services rendered and issued 7,285 and 2,500 shares, respectively, for the conversion of short-term liabilities. The transactions have been valued based on the estimated fair value of the common stock on the date issued.

On September 8, 1993, the Company granted a warrant dividend. The Company distributed to each stockholder, excluding one of the Company's founders, one redeemable common stock purchase warrant for each share of the Company's common stock owned, entitling the holder to purchase an additional share of common stock for $3.25 per share. On October 12, 1994, the Company granted 375,000 warrants to one of the Company's founders, under similar terms. The warrants were originally valued at $500,000. These warrants expire on September 7, 1998 and would have had to be called at a redemption price of $.05 per warrant, if the Company's common stock traded at $4.75 or higher for 15 consecutive days. As of September 30, 1997, a total of 2,312,388 warrants have been issued and 269,518 warrants have been exercised and none have been redeemed.

In February 1992, the Company completed its initial public offering covering 1,150,000 shares of common stock at $5.50 per share. Issuance costs totaled approximately $1,210,000 which were treated as a reduction of proceeds. In connection with the offering, the Company sold warrants to the underwriter for $1,000 exercisable for a four-year period beginning in February 1993 for 100,000 shares of common stock at a price of $6.60 per share. The number of shares and the exercise price per share of the warrants are to be adjusted for certain events, as defined in the agreement.


6.    COMMON STOCK OPTIONS:

In 1991, the Company adopted a Stock Option Plan (the Plan). Under the Plan, directors, key employees and consultants of the Company are eligible to receive grants of options which are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code) or which are non-qualified stock options. In addition, non-employee directors of the Company may receive grants of options according to a formula which upon the adoption of the Plan provided for an initial grant of an option to purchase 5,000 shares of common stock and annual grants of options to purchase 2,500 shares of common stock for each person who is subsequently elected or re-elected and for each year of service thereafter as a director. An aggregate of 394,000 shares of common stock has been reserved for issuance under the Plan. The Plan is administered by a committee (the Committee) designated by the Board of Directors of the Company. The exercise price per share for the options granted under the plan may not be less than the fair value of the Company's common stock on the date of grant. The exercise price and the term are fixed by the Committee, subject to the terms of the Plan.

Changes in the status of options under the Plan for the years ended September 30, 1997, 1996 and 1995 are summarized as follows:

                                          1997                         1996
                                        -------                      --------
Outstanding at beginning of period      135,650                       150,150

Granted                                  83,500                        57,500

Exercised                                     0                       (15,000)

Forfeited                               (49,150)                      (57,000)
                                       --------                      --------
Outstanding at end of period            170,000                       135,650
                                       ========                      ========

Number of options at end of period -

     Exercisable                        153,750                       130,650

     Available for grant                224,000                       258,350

Average exercise price of options
    outstanding                        $   1.98                      $   2.68

During fiscal 1996, 15,000 options were granted pursuant to the Plan and an additional 200,000 (for a total of 215,000) were granted consultants providing communications services to the Company. The fair value of these options of $107,500 were being amortized over the two year period ended September 30, 1997 during which the services were performed. In addition, 50,000 options were issued to the Company's legal counsel in exchange for services rendered. The fair value of this option of $25,000 in fiscal 1996 and the amortization of the options issued to the consultants of $35,000 in fiscal 1996 and $72,500 in fiscal 1997, are included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended September 30, 1996.

On January 23, 1995, the Company approved a stock purchase by the Company's President and then Chief Executive Officer to purchase an aggregate of 705,000 shares of the Company's common stock at a price of $.05 and $.56 per common share for 245,000 and 460,000 shares of common stock, respectively. In connection with this transaction, the Company recognized a one-time, non-cash compensation expense of approximately $1,228,000 in the year ended September 30, 1995. In conjunction with the purchase of these shares, the Company extended a note to officer for $230,000, due December 31, 1995. Subsequently, this note was extended until December 31, 1997. In January 1998, the shares of stock were returned to the Company and the note was forgiven. The shares of stock had a fair market value that approximated the outstanding note balance of 180,000 at September 30, 1997 which has been reflected as an offset to additional paid-in-capital.

Stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1995. Pro forma information regarding net income and earnings per share shown below was determined as if the Company has accounted for its employee stock options and shares sold under its stock purchase plan under the fair market value method of that statement.

The fair  value  of the  options  was  estimated  at the  date of grant  using a
Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.8% and 6.3%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 96% and 96% and expected life of the options of 5 years and 5 years. These assumptions resulted in weighted-average fair values of $1.32 and $1.90 per share for stock options granted in 1997 and 1996, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                                                     September 30,
                                             ---------------------------
                                                   1997          1996
                                             ------------   ------------
     Pro forma net loss..................    $ (5,079,605)  $ (5,844,014)

     Pro forma loss per share:
        Primary..........................    $      (0.42)  $      (0.68)


7.  LICENSING AGREEMENTS:

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


8.  INCOME TAXES:

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

The income tax effects of temporary differences that give rise to the deferred tax asset/(liability) as of September 30 are approximately as follows (in thousands):

                                             1997       1996
                                            ------     ------

Net operating loss                         $ 5,110    $ 3,600

Start-up costs                                  70        150

Patents and trademarks                         (30)       (30)

Inventory                                       50         --

Newsletter costs                                --        130

Accelerated depreciation                       (70)       (70)
                                            ------     ------

                                             5,130      3,780

Less - valuation allowance                  (5,130)    (3,780)
                                            ------     ------

    Net deferred tax asset / (liability)   $    --    $    --
                                           =======    =======

Valuation allowances of $5,130,000 and $3,780,000 were recorded at September 30, 1997 and 1996, respectively, to offset the related net deferred tax asset due to the uncertainty of realizing the related tax benefit (see Note 1). The Company's net operating loss carryforwards may be subject to certain annual limitations.

9.  RELATED PARTIES:

During fiscal 1996 and 1995, the Company made loans to its then Vice President and Chief Science Officer. Such loans are due on demand and bear interest at 8% per annum. This loan of $56,000 was determined to be uncollectible and written in for the year ended September 30, 1997.

During fiscal 1994 and 1993, the Company had research and sponsorship agreements with Cornell. Approximately $165,000 and $376,000 were expensed under these agreements in 1994 and 1993, respectively. In the opinion of the Board of Directors, the terms of these agreements were at least as favorable as could have been obtained if the agreements were undertaken with an unrelated party. Amounts payable to Cornell total approximately $18,555 and $77,000 at September 30, 1997 and 1996, respectively.

10.   COMMITMENTS AND CONTINGENCY:

Lease and Rental Commitments
----------------------------

The Company has entered into noncancellable operating leases for executive offices and laboratory facilities from an entity owned by Cornell covering approximately 6,000 square feet and expiring in April 1998. Such leases provide for automatic renewals for a one year term. Amounts charged to expense in 1997 and 1996 totaled approximately $101,800 and $90,000, respectively.

Cooperative Research and Development Agreement
----------------------------------------------

The Company has entered into a Cooperative Research and Development Agreement (CRADA) with the Laboratory of Tumor Cell Biology of the National Cancer Institute (NCI). The principal goals of this proposed CRADA involve the screening of a library of traditional Chinese medicines (TCMs) for their affects on reducing HIV induced cytotoxicity and/or their ability to inhibit cell growth in various tumor cell lines.

This agreement signed on December 18, 1996 calls for the Company to pay NCI $500,000 over a two year period. The payment terms are $100,000 upon the execution of the agreement and the one year anniversary and quarterly payments of $50,000 during the year. The Company is allowed offsets for "in kind" contributions, such as salaries and consultants paid by directly by Paracelsian. In September, the Company canceled the contract. The Company is obligated to pay certain expenses for six months totaling approximately $17,000.

Contingency:
------------

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

The defendant denied any wrongdoing in his answer to the complaint, and counterclaimed for damages "between $375,000 and $1,829,587" on account of the Company's alleged failure to register shares of common stock underlying certain warrants. Defendant moved to dismiss the suit, and that motion was denied. The parties have commenced mutual disclosure of evidence as required by law and are currently in negotiations for mutual release and settlement.

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

On June 20, 1997, petitioner filed a cross-motion in opposition to the Company's motion to dismiss, and an application, pursuant to Section 223(c) of the DGCL, to require the Company to hold an election at the annual meeting to replace directors recently appointed to the Board. Subsequently, petitioner moved to postpone the scheduled August 13th meeting in order to have more time to conduct a proxy contest. The Court scheduled a hearing for July 28, 1997 to hear argument on that motion. Following the hearing, the Court ruled from the bench and denied petitioner's request to postpone the meeting, but granted the petitioner leave to amend his petition. To date, petitioner has not filed an amended petition.

11.   SUBSEQUENT EVENT

On January 14, 1997 the Company signed an agreement with Biomar International, Inc. ("Biomar") in which Biomar agrees to purchase 3,571,429 shares of common stock for $500,000. In addition, Biomar will receive warrants to purchase an additional 2,971,429 shares of common stock at a price of $.175 per share or a total of $520,000. These warrants expire 90 days after the shares and warrants are registered with the Securities and Exchange Commission ("SEC"). Biomar will also become the major shareholder and received control of the Board of Directors. Biomar is controlled by T. Colin Campbell a former director of the Company and his son, T. Nelson Campbell a former Vice President of the Company.

12.   RECENTLY ISSUED ACCOUNTING STANDARDS

In March, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which becomes effective for the Company as of October 1, 1996. This statement establishes accounting standards of the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. The initial application of FASB No. 121 did not have an impact on the Company's financial statements. An expense of $122,453 has been included in the accompanying Statements of Operation under Impairment of Assets.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure and requires a reconciliation of the numerator and denominator of the basic EPS computation of the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not presented. This Statement requires of all prior period EPS data presented. The adoption of this Statement will not have any impact on the Company's EPS disclosure, as the Company's stock options and warrants are anti-dilutive and will be excluded from the denominator of earnings per share; thus, earnings (loss) per common share is equal to the basic earnings (loss) per share as computed under SFAS No. 128.

ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 10-K.

a.         Exhibits: The following Exhibits are filed as a part of this Report:
           --------

Exhibit No.    Description
-----------    -----------

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

      10.3 Amended 1991 Stock Option Plan and form of Stock Option Contracts (Incorporated by reference to Exhibit 10.4 to the Registration Statement).

      10.4* Lease Agreement, dated as of February 31, 1966 (sic) Between ParaComm, Inc. and Cornell University c/o Sibley Real Estate Services, Inc.

      10.5 Agreement and Plan of Merger, dated as of October 25, 1994, among the Registrant, Para Acquisition Corporation, Pacific Ventures, Inc., China Consultants, Inc., Pacific Liaisons, T. Nelson, Campbell, T. Colin Campbell, Dr. Chen Junshi, Dr. Wu Boping and Mr. Ming Li. (Incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K dated October 25, 1994, File No. 0-19844.)

      10.6 Agreement, Dated September 23, 1994, between the Registrant and IDEXX Laboratories Corp. (Incorporated by reference to Exhibit
               2.1 to the Registrant's Report on Form 8-K dated October 25, 1994, File No. 0-19844.)

      10.7 License Agreement, dated January 19, 1995, between the Registrant and Dow Environmental. (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on form 10-KSB for the Fiscal year ended September 30. 1995).

      10.8* Cooperative Research and Development Agreement dated December 18, 1995, by and between the Registrant and the National Cancer Institute.

      10.9* Agreement, dated April 9, 1996 between the Registrant, East West Herbs Limited, Robert E. Miller and A. E. Lyon.

      10.10 Option Agreement, dated April 9, 1996, relating to the purchase of East West Herbs Limited, RE: Robert E. Miller and Others (defined therein) and the Registrant and East West Herbs Limited.

      10.11* Exclusive Licensing Agreement, dated April 1, 1996, between Calbiochem-Novabiochem International and the Registrant.

      21*      Subsidiaries of the Registrant.

      23.1*    Consents of Arthur Andersen LLP

      23.2*    Consent of KPMG Peat Marwick LLP

-----------------

*Filed December 30, 1996.

b.             Reports on Form 8-K
               -------------------

               None

ITEM:8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 8, 1996 the Company engaged KPMG Peat Marwick LLP as its independent auditors for the year ending September 30, 1996 as approved by its Board of Directors and simultaneously dismissed Arthur Andersen LLP.

The reports of Arthur Andersen LLP on the Company's financial statements for the two previous fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company's financial statements for each of the two years ended September 30, 1995 and 1994, and in the subsequent interim period there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP would have caused Arthur Andersen LLPL to make reference to the matter in their report.


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

                                       AND

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                       AND

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Omitted, per general instruction E. The information required by Part III shall be incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended September 30, 1997 which is to be filed with the Commission.

                                   SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:          January 14, 1998


PARACELSIAN, INC.



By:            /s/ THOMAS G. TACHOVSKY
               -------------------------------------
               Thomas G. Tachovsky
               President and Chief Executive Officer



          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                           Title                       Date
      ---------                           -----                       ----


/s/ THEODORE P. NIKOLIS                Chairman of the Board     January 14, 1998
---------------------------------      Director
    Theodore P. Nikolis

/s/ STEVEN DENTALI
---------------------------------      Director                  January 14, 1998
    Steven Dentali

/s/ LEE HENDERSON
---------------------------------      Vice President,           January 14, 1998
    Lee Henderson                      Director

/s/ STEPHEN IP
---------------------------------      Director                  January 14, 1998
    Stephen Ip

/s/ JAMES NICHOLS
---------------------------------      Director                  January 14, 1998
    James Nichols

/s/ T. NELSON CAMPBELL
---------------------------------      Director                  January 14, 1998
    T. Nelson Campbell
