Form 10-Q
period 1997-12-31
PARACELSIAN INC /DE/
filed 1998-02-19
CIK 882362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________



                           Commission File No. 0-19844


                                PARACELSIAN, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                         16-1399565
           --------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



LANGMUIR LABORATORIES, CORNELL TECHNOLOGY PARK, ITHACA, NEW YORK       14850
----------------------------------------------------------------       -----
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

                               Yes [X] No [  ]

There were 14,871,296 shares of Common Stock outstanding at February 17, 1998.

                        Paracelsian, Inc. and Subsidiary


                                      Index





                                                                            PAGE
PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

Consolidated  Balance Sheets as of December 31, 1997  (Unaudited)  and
September 30, 1997 (Audited). ...............................................  3


Consolidated  Statements  of  Operation  for the  three  months  ended
December  31, 1997 and 1996 and the period from  inception  (April 15,
1991) to December 31, 1997 (Unaudited) ......................................  4


Consolidated  Statements of  Stockholders'  Equity for the period from inception (April 15, 1991) to December 31, 1997 (Unaudited) .................  5


Consolidated  Statements  of Cash  Flows  for the three  months  ended
December  31, 1997 and 1996 and the period from  inception  (April 15,
1991) to December 31, 1997 (Unaudited) ......................................  8


Notes to Consolidated Financial Statements (Unaudited) ...................... 10


Item 2 - Management's  Discussion and Analysis of Financial  Condition
         and Results of Operations. ......................................... 14


PART II  - OTHER INFORMATION

Item 1 - Legal Proceedings .................................................. 15

Item 6 - Exhibits and Reports on 8-K ........................................ 16

Signatures .................................................................. 16


                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                    December 31,    September 30,
                                                                        1997            1997
                                                                    ------------    ------------
                                                                     (Unaudited)     (Audited)
Assets
Current Assets:
      Cash and cash equivalents                                     $    441,025    $    886,249
      Inventory                                                          171,689         156,323
      Prepaid expenses and other current assets                           55,437          61,437
      Loan to East West Herbs, Ltd., - current portion                   170,000         170,000
                                                                    ------------    ------------
           Total current assets                                          838,151       1,274,009
                                                                    ------------    ------------

Equipment, net                                                           289,149         305,079

Other Assets:
      TCM extracts on-hand                                               427,944         466,839
      Licensing agreement, net                                           319,258         367,258
      Patents and trademarks, net                                        121,086         125,586
      Loan to East West Herbs, Ltd., - noncurrent portion                127,500         170,000
                                                                    ------------    ------------
                                                                         995,788       1,129,683
                                                                    ------------    ------------
                                                                    $  2,123,088    $  2,708,771
                                                                    ------------    ------------

Liabilities and Stockholders' Equity
Current Liabilities:
      Accounts payable                                              $    115,459    $    268,702
      Accrued expenses                                                   159,500         180,664
      Due to related party                                                 7,002          18,557
                                                                    ------------    ------------
           Total current liabilities                                     281,961         467,923
                                                                    ------------    ------------

Commitments and Contingency

Stockholders' Equity:
      Common stock, $.01 par value; 20,000,000 shares authorized;
            12,004,867 shares outstanding at December 1997
            and September 1997                                           120,045         120,045
      Additional paid-in capital                                      22,084,315      22,084,315
      Deficit accumulated during the development stage               (19,020,718)    (18,620,997)
      Treasury stock, at cost; 265,478 shares                         (1,342,515)     (1,342,515)
                                                                    ------------    ------------
           Total stockholders' equity                                  1,841,127       2,240,848
                                                                    ------------    ------------
                                                                    $  2,123,088    $  2,708,771
                                                                    ============    ============


          See accompanying notes to consolidated financial statements.


                        Paracelsian, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
             For the three months ended December 31, 1997 and 1996 ,
               And the period from inception to December 31, 1997



                                                                                Cumulative
                                                                                Period from
                                                     Three Months Ended        Inception to
                                                         December 31,          December 31,
                                               ---------------------------------------------
   Revenues:                                        1997           1996            1997
                                               ------------    ------------    ------------
    Marketing rights                           $         --    $         --    $    254,995
    Products                                             --              --         162,713
    Product testing                                  21,920              --          21,920
    Product royalties                                    --             930           1,246
    Subscription revenue                                 --              --          31,625
                                               ------------    ------------    ------------
                                                     21,920             930         472,499

Operating expenses:
    Research and product engineering                182,482         347,066       6,850,102
    Newsletter expenses                                  --              --         955,586
    General and administrative                      258,240         418,883       8,461,143
    Product launch costs                                 --              --         300,544
    Cost of products sold                                --              --          95,023
    Officer stock compensation                           --              --       1,228,275
                                               ------------    ------------    ------------
                                                    440,722         765,949      17,890,673
                                               ------------    ------------    ------------
       Loss from operations during
       the development stage                       (418,802)       (765,019)    (17,418,174)

Interest income, net                                 13,813          43,265         488,668
Gain on sale of assets                                5,268              --          36,788

                                               ------------    ------------    ------------
       Net loss during the development stage   $   (399,721)   $   (721,754)   $(16,892,718)
                                               ============    ============    ============

          Basic net loss per share             $      (0.03)   $      (0.06)
                                               ============    ============

    Weighted average number of
       common stock outstanding                   12,004,867     11,669,604
                                               =============   ============


          See accompanying notes to consolidated financial statements.


                                                  PARACELSIAN, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                           Consolidated Statements of Stockholders' Equity
                                         For the period from inception to December 31, 1997



                                                                                                                  Additional
                                                             Preferred Stock             Common Stock               Paid-in
                                                          Shares        Amount        Shares         Amount         Capital
                                                        ----------  --------------  ------------  ------------  --------------

   Issuance of Common Stock April - July 1991                       $                   806,250   $     8,063   $
   Issuance of Common Stock for licensing,
     technology and consulting services - July 1991                                     333,850         3,338
   Private placement of Common Stock - August -
     September 1991, net of costs                                                       267,288         2,673         369,017
   Net loss (April 15, 1991 to September 30, 1991)
                                                        ----------  --------------  ------------  ------------  --------------

   BALANCE, September 30, 1991                                  -               -     1,407,388        14,074         369,017

   Redemption of Common Stock - November 1991                                          (245,000)       (2,450)
   Initial Public Offering of Common Stock -
      February 1992, net of costs                                                     1,150,000        11,500       5,103,451
   Issuance of Warrants - February 1992                                                                                 1,000
   Net loss (for the year ended September 30, 1992)
                                                        ----------  --------------  ------------  ------------  --------------

   BALANCE, September 30, 1992                                  -               -     2,312,388        23,124       5,473,468

   Warrant dividend - September 1993                                                                                  436,898
   Net loss (for the year ended September 30, 1993)
                                                        ----------  --------------  ------------  ------------  --------------

   BALANCE, September 30, 1993                                  -               -     2,312,388        23,124       5,910,366

   Net loss (for the year ended September 30, 1994)
                                                        ----------  --------------  ------------  ------------  --------------

   BALANCE, September 30, 1994                                  -               -     2,312,388        23,124       5,910,366

   Issuance of Common Stock for acquisition of
     Pacific Liaisons - October 1994                                                  1,116,666        11,167       1,632,833
   Exercise of Warrants                                                                 221,200         2,212         716,644
   Common Stock purchased by Officer -
        January 1995                                                                    705,000         7,050       1,311,075


                                                            Deficit
                                                          Accumulated
                                                          During the
                                                          Development       Treasury
                                                             Stage           Stock           Total
                                                       ---------------- --------------- --------------

   Issuance of Common Stock April - July 1991          $                $               $       8,063
   Issuance of Common Stock for licensing,
     technology and consulting services - July 1991                                             3,338
   Private placement of Common Stock - August -
     September 1991, net of costs                                                             371,690
   Net loss (April 15, 1991 to September 30, 1991)            (133,469)                      (133,469)
                                                       ---------------- --------------- --------------

   BALANCE, September 30, 1991                                (133,469)              -        249,622

   Redemption of Common Stock - November 1991                                                  (2,450)
   Initial Public Offering of Common Stock -
      February 1992, net of costs                                                           5,114,951
   Issuance of Warrants - February 1992                                                         1,000
   Net loss (for the year ended September 30, 1992)         (1,221,943)                    (1,221,943)
                                                       ---------------- --------------- --------------

   BALANCE, September 30, 1992                              (1,355,412)              -      4,141,180

   Warrant dividend - September 1993                          (500,000)                       (63,102)
   Net loss (for the year ended September 30, 1993)         (2,022,614)                    (2,022,614)
                                                       ---------------- --------------- --------------

   BALANCE, September 30, 1993                              (3,878,026)              -      2,055,464

   Net loss (for the year ended September 30, 1994)         (1,940,262)                    (1,940,262)
                                                       ---------------- --------------- --------------

   BALANCE, September 30, 1994                              (5,818,288)              -        115,202

   Issuance of Common Stock for acquisition of
     Pacific Liaisons - October 1994                                                        1,644,000
   Exercise of Warrants                                                                       718,856
   Common Stock purchased by Officer -
        January 1995                                                                        1,318,125

          See accompanying notes to consolidated financial statements.

                                                  PARACELSIAN, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                           Consolidated Statements of Stockholders' Equity
                                         For the period from inception to December 31, 1997


                                                                                                                  Additional
                                                             Preferred Stock             Common Stock               Paid-in
                                                          Shares         Amount        Shares         Amount         Capital
                                                        ----------  --------------  ------------  ------------  --------------

   Continued from the previous page

   Issuance of Common Stock for services rendered -
        January 1995                                                $                    33,330    $      333    $     21,167
          April 1995                                                                    200,000         2,000         373,000
   Issuance of Common Stock for conversion
     of short-term liabilities - June 1995                                               13,000           130          48,849
   Issuance of Common Stock - August 1995                                               300,000         3,000         749,625
   Issuance of Preferred Stock - September 1995
     Series A, net of costs                                10,700             107                                     361,018
     Series B, net of costs                                10,000             100                                     399,900
     Series C, net of costs                                 5,000              50                                     218,422
   Net loss (for the year ended September 30, 1995)
                                                        ----------  --------------  ------------  ------------  --------------

   BALANCE, September 30, 1995                             25,700             257     4,901,584        49,016      11,742,899

   Issuance of Series B Preferred Stock, net of costs      76,651             767                                   3,999,233
   Exercise of Warrants                                                                  73,318           733         154,676
   Issuance of Common Stock for services rendered -
        October 1995                                                                     33,336           331          42,669
   Purchase of Treasury Stock - November 1995
   Conversion of Preferred Stock                         (102,351)         (1,024)    5,371,010        53,710         (52,686)
   Preferred dividends and beneficial
     conversion feature                                                                                             1,628,000
   Issuance of Common Stock for conversion
     of short-term liabilities - January 1996                                             2,500            25           9,975
   Issuance of Common Stock for services rendered -
       February 1996                                                                     25,000           250          27,875
   Issuance of Warrants and Options for services
     rendered  - February 1996                                                                                        132,500
   Issuance of Common Stock - June 1996                                                 733,334         7,333       1,965,663

                                                              Deficit
                                                            Accumulated
                                                            During the
                                                            Development       Treasury
                                                                Stage           Stock           Total
                                                         ---------------- --------------- --------------

   Continued from the previous page

   Issuance of Common Stock for services rendered -
        January 1995                                      $                  $              $    21,500
          April 1995                                                                            375,000
   Issuance of Common Stock for conversion
     of short-term liabilities - June 1995                                                       48,979
   Issuance of Common Stock - August 1995                                                       752,625
   Issuance of Preferred Stock - September 1995
     Series A, net of costs                                                                     361,125
     Series B, net of costs                                                                     400,000
     Series C, net of costs                                                                     218,472
   Net loss (for the year ended September 30, 1995)           (3,031,196)                    (3,031,196)
                                                         ---------------- --------------- --------------

   BALANCE, September 30, 1995                                (8,849,484)              -      2,942,688

   Issuance of Series B Preferred Stock, net of costs                                         4,000,000
   Exercise of Warrants                                                                         155,409
   Issuance of Common Stock for services rendered -
        October 1995                                                                             43,000
   Purchase of Treasury Stock - November 1995                                 (1,342,515)    (1,342,515)
   Conversion of Preferred Stock
   Preferred dividends and beneficial
     conversion feature                                       (1,628,000)
   Issuance of Common Stock for conversion
     of short-term liabilities - January 1996                                                    10,000
   Issuance of Common Stock for services rendered -
       February 1996                                                                             28,125
   Issuance of Warrants and Options for services
     rendered  - February 1996                                                                  132,500
   Issuance of Common Stock - June 1996                                                       1,972,996


          See accompanying notes to consolidated financial statements.

                                                  PARACELSIAN, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                           Consolidated Statements of Stockholders' Equity
                                         For the period from inception to December 31, 1997




                                                                                                                  Additional
                                                             Preferred Stock             Common Stock               Paid-in
                                                          Shares         Amount        Shares         Amount         Capital
                                                        ----------  --------------  ------------  ------------  --------------
   Continued from the previous page

   Sale of Warrants - June 1996                                                                                        35,000
   Issuance of Common Stock - July 1996                             $                    91,667   $       917    $    250,075
   Issuance of Common Stock for services rendered -
           July 1996                                                                      5,000            50           4,950
   Exercise of Options - September 1996                                                  15,000           150          37,350
   Issuance of Common Stock - September 1996                                            683,333         6,833       1,997,826
   Net loss (for the year ended September 30, 1996)
                                                        ----------  --------------  ------------  ------------  --------------

   BALANCE, September 30, 1996                                  -               -    11,935,082       119,348      21,976,005

   Issuance of Common Stock for services rendered -
        January 1997                                                                      7,285            72          22,835
   Termination of warrants - February 1997                                                                            (35,000)
   Repayment of officer stock subscription receivable                                                                  89,850
   Issuance of Common Stock for services rendered -
           July 1997                                                                     62,500           625          30,625
   Net loss (for the year ended September 30, 1997)
                                                        ----------  --------------  ------------  ------------  --------------

   BALANCE, September 30, 1997                                  -               -    12,004,867       120,045      22,084,315
                                                        ----------  --------------  ------------  ------------  --------------

   Net loss (for the three months ended
        December 31, 1997)                                      -               -             -             -               -
                                                        ----------  --------------  ------------  ------------  --------------

   BALANCE, December 31, 1997                                   -   $           -    12,004,867   $   120,045   $  22,084,315
                                                        ==========  ==============  ============  ============  ==============



                                                             Deficit
                                                           Accumulated
                                                           During the
                                                           Development       Treasury
                                                               Stage           Stock           Total
                                                        ---------------- --------------- --------------
   Continued from the previous page

   Sale of Warrants - June 1996                         $                $               $      35,000
   Issuance of Common Stock - July 1996                                                        250,992
   Issuance of Common Stock for services rendered -
           July 1996                                                                             5,000
   Exercise of Options - September 1996                                                         37,500
   Issuance of Common Stock - September 1996                                                 2,004,659
   Net loss (for the year ended September 30, 1996)          (4,201,764)                    (4,201,764)
                                                        ---------------- --------------- --------------

   BALANCE, September 30, 1996                              (14,679,248)     (1,342,515)     6,073,590

   Issuance of Common Stock for services rendered -
        January 1997                                                                            22,907
   Termination of warrants - February 1997                                                     (35,000)
   Repayment of officer stock subscription receivable                                           89,850
   Issuance of Common Stock for services rendered -
           July 1997                                                                            31,250
   Net loss (for the year ended September 30, 1997)          (3,941,749)                    (3,941,749)
                                                        ---------------- --------------- --------------

   BALANCE, September 30, 1997                              (18,620,997)     (1,342,515)     2,240,848
                                                        ---------------- --------------- --------------

   Net loss (for the three months ended
        December 31, 1997)                                     (399,721)              -       (399,721)
                                                        ---------------- --------------- --------------

   BALANCE, December 31, 1997                           $   (19,020,718) $   (1,342,515) $   1,841,127
                                                        ================ =============== ==============


          See accompanying notes to consolidated financial statements.

                                                  Paracelsian, Inc. and Subsidiary
                                                    (A Development Stage Company)
                                                Consolidated Statements of Cash Flows
                                       For the three months ended December 31, 1997 and 1996 ,
                                         And the period from inception to December 31, 1997


                                                                                                              Cumulative
                                                                            Three Months Ended                Period from
                                                                                December 31,                  Inception to
                                                                      ---------------------------------       December 31,
                                                                           1997              1996                1997
                                                                      -------------      -------------       -------------
   Cash flows from operating activities:
       Net loss                                                       $    (399,721)     $    (721,754)    $   (16,892,718)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
          Gain on the sale of assets                                         (5,268)                 -             (36,788)
          Non-cash compensation expense                                           -                  -           1,228,275
          Other non-cash expenses                                                 -             38,895           1,510,203
          Depreciation and amortization                                     107,325             73,755           1,354,297
          Changes in assets and liabilities:
              (Increase) decrease in inventory                              (15,366)                 -            (171,689)
              (Increase) decrease in prepaid expenses and other               6,000            (66,466)            (26,017)
              (Decrease) increase in accounts payable                      (153,243)           (74,643)            469,982
              (Decrease) increase in due to related party                   (11,555)           (17,334)              7,002
              (Decrease) increase in deferred revenue                             -              7,932                   -
              (Decrease) increase in accrued expenses                       (21,164)           (65,403)            159,500
                                                                      -------------      -------------       -------------
          Net cash used in operating activities                            (492,992)          (825,018)        (12,397,953)
                                                                      -------------      -------------       -------------

   Cash flows from investing activities:
       Purchase of investments                                                    -                  -          (6,719,089)
       Redemption of investments                                                  -                  -           6,719,089
       Purchase of equipment                                                      -             (5,819)           (732,186)
       Proceeds from sale of equipment                                        5,268                  -              56,788
       Acquisition of licensed technology                                         -                  -             (53,656)
       Acquisition of patents and trademarks                                      -            (18,711)           (352,953)
       Acquisition of New Century Nutrition newsletter                            -                  -            (350,000)
       Acquisition of option for East West Herbs, Ltd.
          and related acquisition costs                                           -                  -             (92,866)
       Loan to East West Herbs, Ltd.                                                                              (340,000)
       Proceeds from loan to East West Herbs, Ltd.                           42,500                  -              42,500
                                                                      -------------      -------------       -------------
          Net cash used in investing activities                              47,768            (24,530)         (1,822,373)
                                                                      -------------      -------------       -------------

   Cash flows from financing activities:
       Sale of common stock, initial public offering, net of costs                -                  -           5,124,014
       Sale of common and preferred stock, net of costs                           -                  -          10,330,109
       Proceeds from the exercise of warrants                                     -                  -             666,295
       Proceeds from the exercise of options                                      -                  -              37,500
       Purchase of treasury stock                                                 -                  -          (1,342,515)
       Cost of warrant dividend                                                   -                  -             (63,102)
       Payment on equipment contract                                              -                  -             (90,950)
                                                                      -------------      -------------       -------------
          Net cash (used in) provided by financing activities                     -                  -          14,661,351
                                                                      -------------      -------------       -------------

   Net increase (decrease) in cash and cash equivalents                    (445,224)          (849,548)            441,025

   Cash and cash equivalents, beginning of period                           886,249          4,171,402                   -
                                                                      -------------      -------------       -------------

   Cash and cash equivalents, end of period                           $     441,025      $   3,321,854       $     441,025
                                                                      =============      =============       =============

                                 See accompanying notes to consolidated financial statements.

                                                  Paracelsian, Inc. and Subsidiary
                                                    (A Development Stage Company)
                                                Consolidated Statements of Cash Flows
                                       For the three months ended December 31, 1997 and 1996 ,
                                         And the period from inception to December 31, 1997


                                                                                                              Cumulative
                                                                            Three Months Ended                Period from
                                                                                December 31,                  Inception to
                                                                    -----------------------------------       December 31,
                                                                           1997              1996                1997
                                                                    ----------------     --------------      -------------

   Supplemental disclosures:
       Cash paid during the period for interest                     $             -     $        1,785       $      19,284
                                                                    ================    ===============      =============

   Supplemental disclosure of non-cash investing and financing activities:
       Fair value of assets acquired, net of cash acquired          $             -     $            -       $   1,702,000
       Less - liabilities assumed                                                 -                  -              52,000
       Less - issuance of common stock                                            -                  -           1,644,000
                                                                    ---------------     --------------       -------------
          Net cash paid                                             $             -     $            -       $       6,000
                                                                    ===============     ==============       =============
       Warrant dividend                                             $             -                  -       $     500,000
       Issuance of common stock/warrants for services
          and to reduce short-term liabilities                      $             -                  -       $     550,456
       Purchase of equipment                                        $             -                  -       $      90,950
       Repayment of officer stock subscription receivable           $             -                  -              89,850
       Issuance of common stock for licensing and technology rights $             -     $            -       $       3,338
                                                                    ===============     ==============       =============

   Supplemental disclosures:
       Cash paid during the period for interest                     $             -     $        1,785       $      19,284
                                                                    ===============     ==============       =============


                                 See accompanying notes to consolidated financial statements.

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


1.       MANAGEMENT REPRESENTATION

The consolidated financial statements included herein have been prepared by Paracelsian, Inc. and subsidiary (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial information for Paracelsian, Inc. and its consolidated subsidiary. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

2.       ORGANIZATION, BUSINESS, AND RISK FACTORS:

ORGANIZATION AND BUSINESS
Paracelsian, Inc., (the "Company") is a unique biotechnology based company that utilizes both proprietary and non-proprietary screening technology to identify novel compounds of unique therapeutic benefit from herbal and other botanical sources. These assays also provide a vehicle through which the Company identifies and/or confirms the mechanisms through which traditional herbs and other botanicals provide the therapeutic or functional benefits suggested by their traditional use. The Company has developed technologies to identify potential products that inhibit the biological signals generated by targeted cells that result in controlled or uncontrolled growth and division. The Company's screening technology evaluates the effects of herbal and other botanical products on intracellular signals referred to as "Signal Transduction Technology."

Cell division is one of the basic steps in biology necessary for normal growth of tissues to support life. The Company's technology enables researchers to observe signal transduction and measure the effects of chemicals contained in synthetic or natural compounds, and substances occurring in nature such as herbs and combinations of herbal extracts on cell division. In the course of these observations, the Company can distinguish the effects of such substances on targeted cells, thereby screening compounds to identify those with promising favorable therapeutic effects or favorable effects on the body's structure and function. (This proprietary technology, including the components, methods, procedures and know-how employed in this screening process, is referred to herein as the "Screening Technology".)

In October 1994, Pacific Liaisons (Pacific), a partnership engaged in identifying and acquiring biologically active pharmaceutical compounds, natural products and foods from Eastern Asia, merged with a wholly-owned subsidiary of the Company and the Company now maintains a library of over 2,700 natural medicinal extracts. The Company, also has, by agreement, access to over 5,000 additional Tradition Chinese Extracts. The initial group of extracts has been processed with the Company's screening technology, with many of the extracts showing significant potential for development as either pharmaceutical compounds or dietary supplements. As the Company develops new screening technologies or screening protocols focused on conditions other than those applicable to the current screens, the library will be screened again to further determine potential candidates for drug or dietary supplement development. The Company also has access to the informational database related to the medicinal extracts, which contains, among other things, a history of the usage of each extract (see
Note 3).

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

The Company, as a development stage enterprise, has yet to generate significant revenues and has no assurance of substantial future revenues. Even if marketing efforts are successful, it may take several years before significant revenues are realized. The Company is subject to a number of risks that may affect its ability to become an operating enterprise or impact its ability to remain in existence, including risks related to successful development and marketing of its products, patent protection of proprietary technology, government regulation, competition from substitute products (including technologies that may not yet have been developed), dependence on key employees and the need to obtain additional funds that may not be available to it.

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $400,000 for the three months ended December 31, 1997 and has working capital of approximately $556,000 at December 31, 1997. The Company continues to expend funds on product research and development and general and administrative expenses and has not generated significant revenues subsequent to year-end.

3.       SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION
The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents as of December 31, 1997 and September 30, 1997 approximated $390,000 and $857,000, respectively.

RESEARCH AND PRODUCT ENGINEERING
Company-sponsored research and product engineering expenditures have been charged to expense as incurred. These costs consist primarily of employee salaries and direct laboratory costs. The cost of extracts used in research and development activities is expensed as consumed.

NET LOSS PER SHARE
Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is not presented as the inclusion of potential common shares (stock options and warrants) would be antidilutive.

PATENTS AND TRADEMARKS
The Company has acquired or applied for certain patent and trademark rights. Costs associated with the acquisition and application for these rights have been capitalized and are being amortized on the straight-line method over the estimated legal life of the assets which range from 15 to 17 years. Accumulated amortization of the patents and trademarks totaled $81,247 and $76,747, respectively, at December 31, and September 30, 1997. As of September 30, 1997, management has determined a portion of these assets to be impaired according to FASB 121, and as a result $162,770 has been expensed during the year ended September 30, 1997.

EQUIPMENT AND DEPRECIATION
Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Equipment consists of the following:

                                                                  December 31,      September 30,
                                              USEFUL LIVES            1997               1997
                                              ------------        ------------       ------------
            Laboratory equipment                 10 Years         $    474,903       $    480,171
            Office furniture and equipment       10 Years               86,345             86,345
            Computer equipment and software      5 Years               133,852            133,852
                                                                  ------------       ------------
                                                                       695,100            700,368
            Less - accumulated depreciation                            405,951            395,299

                                                                  $    289,149       $    305,079
                                                                  ============       ============


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

4.       SUBSEQUENT EVENTS:

In January, 1998 the Company signed an agreement with Biomar International, Inc.("Biomar") in which Biomar agreed to purchase 3,571,429 shares of common stock for $500,000. In addition, Biomar received warrants to purchase an additional 2,971,429 shares of common stock at a price of $.175 per share or a total of $520,000, subject to increase in the Company's authorized shares. These warrants expire 90 days after the shares and warrants are registered with the Securities and Exchange Commission ("SEC"). Biomar became the major shareholder and obtained the right to name a new Board of Directors. Biomar is controlled by
T. Colin Campbell a former director of the Company and his son, T. Nelson Campbell a former Vice President of the Company.

The Purchase Agreement also provided for the resignation of the Board of Directors serving on January 14, 1998 and the appointment of Biomar's nominees to the Board of Directors of the Corporation (the "Board"). Effective January 14, 1998, all of the Board members other than the Chairman, Mr. Theodore P. Nikolis, resigned immediately and T. Nelson Campbell, the Chairman of the board of directors of Biomar, was appointed to the Board. Under the rules of the SEC, Biomar is required to give notice to the shareholders of the Corporation not less than 10 days prior to the date that it appoints the persons who will constitute a majority of the Board. Upon satisfaction of the requirements of the SEC rules on February 9, 1998, Mr. Nikolis resigned as a director of the Corporation and appointments of the new directors became effective. The shareholders will not vote on the appointments of Mr. Campbell and the other new directors, but all directors so appointed will be subject to election at the next annual meeting of the shareholders.

On January 23, 1995, the Company approved a stock purchase by the Company's President and then Chief Executive Officer to purchase an aggregate of 705,000 shares of the Company's common stock at a price of $.05 and $.56 per common share for 245,000 and 460,000 shares of common stock, respectively. In connection with this transaction, the Company recognized a one-time, non-cash compensation expense of approximately $1,228,000 in the year ended September 30, 1995. In conjunction with the purchase of these shares, the Company extended a note to the officer for $230,000, due December 31, 1995. Subsequently, this note was extended until December 31, 1997. In January 1998, the shares of stock were returned to the Company and the note was forgiven. The shares of stock had a fair market value that approximated the outstanding note balance of 180,000 at September 30, 1997 which has been reflected as an offset to additional paid-in-capital.

The Company entered into an employment agreement with Bernard M. Landes to be President and Chief Executive Officer of the Corporation as of January 15, 1998. The initial employment term is for one year and automatically extended for an additional one year period unless written notice from the Corporation or the Officer. Under the Agreement, the Officer receives an annual cash salary of $175,000, with annual adjustments and discretionary bonuses of $50,000 as determined by the Board. The Officer was also granted 100,000 shares of the Common Stock and granted options to acquire an additional 500,000 shares provided certain performance criteria are satisfied.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Three Months Ended December 31, 1997 as compared to the
                      Three Months Ended December 31, 1996

RESULTS OF OPERATIONS

During the first quarter of the fiscal year ending September 30, 1998 the Company generated revenue of $21,905 from product testing as compared to $930 of royalty income from the exclusive license agreement with Calbiochem-Novabiochem International. This represents an increase of $20,975 in revenue from last year.

A significant portion of the Company's strategy is to expand its testing of natural products. The Company believes that it has an opportunity to develop a new area of quality assurance that will add value to the products it tests. This new "functional" approach to quality assurance will assist consumers in selecting herbs and other botanical products based on their demonstrated biological activity, rather than relying solely on analytical techniques which measure only the presence or absence of certain marker compounds. This new approach to quality assurance bridges the gap between purely analytical methods of validation and the use of clinical trials to validate the effectiveness of natural products relative to the structure and function claims being made for them under the Dietary Supplement Health and Education Act of 1994.

Since the Company's inception (April 15, 1991) through December 31, 1997, it has invested $6,850,000 in product testing research, development and engineering. The Company expended $182,482 in the first quarter of fiscal 1998, as compared to $347,066 in the first quarter in fiscal 1997, this represents a decrease of $164,584. This decrease is attributable to lower personnel costs and the cancellation of the research agreement with the National Cancer Institute.

General and administrative expenses were $258,240 for the first quarter of fiscal 1998 as compared to $418,883 in the first quarter of fiscal 1997. These expenses relate to the administration and management of the Company, including personnel costs, legal, accounting, consulting, investor relations and the administration of the research, development and product engineering activities. This decrease of $160,643 is attributable to lower personal costs, lower legal and other professional and consulting costs and other general cost reductions. The Company anticipates its general and administrative expenses in the second quarter of fiscal 1998 to be lower than the first quarter of fiscal 1998.

The Company has incurred net losses of $16,893,000 as a development stage company from inception (April 15, 1991) to December 31, 1997, of which $400,000 was incurred in the first quarter of fiscal 1998 and $ 721,754 was incurred in first quarter of fiscal 1997. The basic net loss per share of common stock amounted to $.03 for the three months ended December 31, 1997 and $.06 for the three months ended December 31, 1996. The Company anticipates that losses will continue throughout fiscal 1998, but at a significantly lower level than prior years.

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprises and Related Information", and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises current disclosure requirements for employers' pension and other retiree benefits. These standards are effective for years beginning after December 15, 1997. These standards expand or modify current disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows.

YEAR 2000 COMPLIANCE

The Company is currently analyzing the potential of the Year 2000 on the processing of date sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather then four) to define an application year. The Company is studying the impact of the

Year 2000 problem on its accounting systems and other aspects of its business and as of December 31, 1997 and has determined there will be no impact of the future financial position, operating results, and cash flows of the Company.

LIQUIDITY & CAPITAL RESOURCES

As of December 31, 1997, the Company maintained working capital of $556,000, which included cash and cash equivalents of $441,000.

The Company expects to continue its research and development efforts but focus them in different areas than prior years. During fiscal 1998, the Company intends to do more product testing for outside companies. The Company is in discussions with a number of companies to do quality testing on their products and anticipates securing new sources of revenue as a results of such discussions.

The Company has significantly reduced its personnel and other costs since June 1997 and will continue to operate in a cost effective manner in order to maximize the productivity of its cash reserves.

In January, 1998 the Company signed an agreement with Biomar International, Inc.("Biomar") in which Biomar agreed to purchase 3,571,429 shares of common stock for $500,000. In addition, Biomar received warrants to purchase an additional 2,971,429 shares of common stock at a price of $.175 per share or a total of $520,000. These warrants expire 90 days after the shares and warrants are registered with the Securities and Exchange Commission ("SEC"). Biomar became the major shareholder and obtained the right to name a new Board of Directors. Biomar is controlled by T. Colin Campbell a former director of the Company and his son, T. Nelson Campbell a former Vice President of the Company.

This additional financing will enable the Company's available cash and existing sources of funding to satisfy its capital requirements through September 1998. The Company's future capital requirements will depend on many factors, including its ability to generate significant revenues, and continued scientific progress in its research and development programs, the magnitude of such programs and the settlement of various law suits. The Company intends to seek additional funding sources; however there can be no assurance that additional financing will be available on acceptable terms or at all.

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

PARACELSIAN, INC. V. JOHN BABISH

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


DR. T COLIN CAMBELL V. PARACELSIAN, INC.

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

Pursuant to the stock purchase agreement executed on January 14, 1998, Dr. T. Colin Campbell has agreed not to pursue his claims and has given the Company a full and final release of all claims, including any claims which he may have or contended that he may have had.


Item 6(a)    EXHIBITS

             None

Item 6(b)    REPORTS ON FORM 8-K.

             None


SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date     February 17, 1998

                                            PARACELSIAN, INC.

                                    By: /s/ Bernard M. Landes
                                       -----------------------------
                                            Bernard M. Landes
                                            President and
                                            Chief Executive Officer