Form 10QSB
period 1998-03-31
PARACELSIAN INC /DE/
filed 1998-05-14
CIK 882362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________



                           Commission File No. 0-19844


                                PARACELSIAN, INC.
        -----------------------------------------------------------------
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

                                 Yes [X] No [ ]


There were 14,871,296 shares of Common Stock outstanding at May 11, 1998.

                                 PARACELSIAN, INC. AND SUBSIDIARY


                                               Index



                                                                                              Page
                                                                                              ----
PART I. - FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated  Balance Sheets as of March 31, 1998  (Unaudited) and September 30,
1997 (Audited).
                                                                                                3


Consolidated  Statements of Operations  for the three and six months ended March
31, 1998 and 1997 and the period from  inception  (April 15,  1991) to March 31,
1998 (Unaudited).                                                                               4


Consolidated Statements of Stockholders' Equity for the period from inception
(April 15, 1991) to March 31, 1998 (Unaudited).                                                 5


Consolidated  Statements  of Cash Flows for the six months  ended March 31, 1998 and 1997 and the  period  from  inception  (April  15,  1991) to March 31,  1998
(Unaudited).                                                                                    8


Notes to Consolidated Financial Statements  (Unaudited)                                        10


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations.                                                                                 14



PART II  - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                     15

Item 6 - Exhibits and Reports on 8-K                                                           16

Signatures                                                                                     16

                                  PARACELSIAN, INC. AND SUBSIDIARY
                                    (A Development Stage Company)
                                     Consolidated Balance Sheets


                                                                         March 31,     September 30,
                                                                           1998            1997
                                                                       ------------    ------------
                                                                        (Unaudited)      (Audited)
   ASSETS
   Current Assets:
         Cash and cash equivalents                                     $    557,238    $    886,249
         Inventory                                                          171,689         156,323
         Prepaid expenses and other current assets                           40,387          61,437
         Loan to East West Herbs, Ltd., - current portion                   170,000         170,000
                                                                       ------------    ------------
              Total current assets                                          939,314       1,274,009
                                                                       ------------    ------------

   Equipment, net                                                           304,431         305,079

   Other Assets:
         TCM extracts on-hand                                               389,049         466,839
         Licensing agreement, net                                           271,258         367,258
         Patents and trademarks, net                                        116,586         125,586
         Loan to East West Herbs, Ltd., - noncurrent portion                127,500         170,000
                                                                       ------------    ------------
                                                                            904,393       1,129,683
                                                                       ------------    ------------
                                                                       $  2,148,138    $  2,708,771
                                                                       ============    ============


   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
         Accounts payable                                              $    126,476    $    268,702
         Accrued expenses                                                   137,055         180,664
         Due to related party                                                 7,002          18,557
                                                                       ------------    ------------
              Total current liabilities                                     270,533         467,923
                                                                       ------------    ------------

   Commitments and Contingency

   Stockholders' Equity:
         Commonstock, $.01 par value;  20,000,000 shares authorized;
               14,871,296 shares outstanding March 1998
               and 12,004,867 September 1997                                148,710         120,045
         Additional paid-in capital                                      22,555,650      22,084,315
         Deficit accumulated during the development stage               (19,484,240)    (18,620,997)
         Treasury stock, at cost; 265,478 shares                         (1,342,515)     (1,342,515)
                                                                       ------------    ------------
              Total stockholders' equity                                  1,877,605       2,240,848
                                                                       ------------    ------------
                                                                       $  2,148,138    $  2,708,771
                                                                       ============    ============

                    See accompanying notes to consolidated financial statements.

                                                 PARACELSIAN, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                               Consolidated Statements of Operations
                                For the three months and six months ended March 31, 1998 and 1997,
                                          And the period from inception to March 31, 1998
                                                           (Unaudited)


                                                                                                                       Cumulative
                                                        Three Months Ended                  Six Months Ended           Period from
                                                              March 31,                          March 31,             Inception to
                                                     --------------------------       --------------------------         March 31,
   Revenues:                                            1998            1997             1998            1997              1998
                                                     ----------     -----------       ----------     -----------      -------------
       Marketing rights                              $       --     $        --       $       --     $        --      $     254,995
       Products                                           1,675           3,525            1,675           3,525            164,388
       Product testing                                   12,050              --           33,970              --             33,970
       Product royalties                                     --             140                            1,070              1,246
       Subscription revenue                                  --              --               --              --             31,625
                                                     ----------     -----------       ----------     -----------      -------------
                                                         13,725           3,665           35,645           4,595            486,224

   Operating expenses:
       Research and product engineering                 194,675         448,297          377,157         836,032          7,044,777
       Newsletter expenses                                   --              --               --              --            955,586
       General and administrative                       297,161         595,508          555,401         973,723          8,758,304
       Product launch costs                                  --              --               --              --            300,544
       Cost of products sold                                 --              --               --              --             95,023
       Officer stock compensation                            --              --               --              --          1,228,275
                                                     ----------     -----------       ----------     -----------      -------------
                                                        491,836       1,043,805          932,558       1,809,755         18,382,509
                                                     ----------     -----------       ----------     -----------      -------------
         Loss from operations during
         the development stage                         (478,111)     (1,040,140)        (896,913)     (1,805,160)       (17,896,285)

   Interest income, net                                  12,889          18,161           26,702          61,427            501,557
   Gain on sale of assets                                 1,700              --            6,968              --             38,488

                                                     ----------     -----------       ----------     -----------      -------------
         Net loss during the development stage       $ (463,522)    $(1,021,979)      $ (863,243)    $(1,743,733)     $ (17,356,240)
                                                     ==========     ===========       ==========     ===========      =============


         Basic net loss per share                    $    (0.03)    $     (0.06)      $    (0.06)    $     (0.16)
                                                     ==========     ===========       ==========     ===========

   Weighted average number of
       common stock outstanding                      15,576,296      10,599,041       15,576,296      10,595,768
                                                     ==========     ===========       ==========     ===========

                                    See accompanying notes to consolidated financial statements.

                                 PARACELSIAN, INC. AND SUBSIDIARY
                                   (A Development Stage Company)
                         Consolidated Statements of Stockholders' Equity
                         For the period from inception to March 31, 1998
                                           (Unaudited)



                                                         Preferred Stock         Common Stock
                                                         Shares   Amount       Shares    Amount
                                                         ------   ------     ---------   ------

   Issuance of Common Stock April - July 1991                     $            806,250    8,063
   Issuance of Common Stock for licensing,
     technology and consulting services - July 1991                            333,850    3,338
   Private placement of Common Stock - August -
     September 1991, net of costs                                              267,288    2,673
   Net loss (April 15, 1991 to September 30, 1991)
                                                         ------   ------     ---------   ------

   BALANCE, September 30, 1991                               --       --     1,407,388   14,074

   Redemption of Common Stock - November 1991                                 (245,000)  (2,450)
   Initial Public Offering of Common Stock -
      February 1992, net of costs                                            1,150,000   11,500
   Issuance of Warrants - February 1992
   Net loss (for the year ended September 30, 1992)
                                                         ------   ------     ---------   ------

   BALANCE, September 30, 1992                               --       --     2,312,388   23,124

   Warrant dividend - September 1993
   Net loss (for the year ended September 30, 1993)
                                                         ------   ------     ---------   ------

   BALANCE, September 30, 1993                               --       --     2,312,388   23,124

   Net loss (for the year ended September 30, 1994)
                                                         ------   ------     ---------   ------

   BALANCE, September 30, 1994                               --       --     2,312,388   23,124

   Issuance of Common Stock for acquisition of
      Pacific Liaisons - October 1994                                        1,116,666   11,167
   Exercise of Warrants                                                        221,200    2,212
   Common Stock purchased by Officer -
      January 1995                                                             705,000    7,050


                                          PARACELSIAN, INC. AND SUBSIDIARY
                                            (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity
                                   For the period from inception to March 31, 1998
                                                     (Unaudited)

                                                                             Deficit
                                                                           Accumulated
                                                               Additional  During the
                                                                Paid-in    Development        Treasury
                                                                Capital       Stage             Stock      Total
                                                               ---------   ------------       --------   ----------

   Issuance of Common Stock April - July 1991                  $           $                  $          $    8,063
   Issuance of Common Stock for licensing,
     technology and consulting services - July 1991                                                           3,338
   Private placement of Common Stock - August -
     September 1991, net of costs                                369,017                                    371,690
   Net loss (April 15, 1991 to September 30, 1991)                           (133,469)                     (133,469)
                                                               ---------   ----------         --------   ----------

   BALANCE, September 30, 1991                                   369,017     (133,469)              --      249,622

   Redemption of Common Stock - November 1991                                                                (2,450)
   Initial Public Offering of Common Stock -
      February 1992, net of costs                              5,103,451                                  5,114,951
   Issuance of Warrants - February 1992                            1,000                                      1,000
   Net loss (for the year ended September 30, 1992)                        (1,221,943)                   (1,221,943)
                                                               ---------   ----------         --------   ----------

   BALANCE, September 30, 1992                                 5,473,468   (1,355,412)              --    4,141,180

   Warrant dividend - September 1993                             436,898     (500,000)                      (63,102)
   Net loss (for the year ended September 30, 1993)                        (2,022,614)                   (2,022,614)
                                                               ---------   ----------         --------   ----------

   BALANCE, September 30, 1993                                 5,910,366   (3,878,026)              --    2,055,464

   Net loss (for the year ended September 30, 1994)                        (1,940,262)                   (1,940,262)
                                                               ---------   ----------         --------   ----------

   BALANCE, September 30, 1994                                 5,910,366   (5,818,288)              --      115,202

   Issuance of Common Stock for acquisition of
      Pacific Liaisons - October 1994                          1,632,833                                  1,644,000
   Exercise of Warrants                                          716,644                                    718,856
   Common Stock purchased by Officer -
      January 1995                                             1,311,075                                  1,318,125


                            See accompanying notes to consolidated financial statements.

                                   PARACELSIAN, INC. AND SUBSIDIARY
                                    (A Development Stage Company)
                           Consolidated Statements of Stockholders' Equity
                           For the period from inception to March 31, 1998
                                             (Unaudited)


                                                          Preferred Stock        Common Stock
                                                          Shares   Amount       Shares   Amount
                                                         --------  ------      --------  ------
   Continued from the previous page

   Issuance of Common Stock for services rendered -
     January 1995                                                                33,330     333
     April 1995                                                                 200,000   2,000
   Issuance of Common Stock for conversion
     of short-term liabilities - June 1995                                       13,000     130
   Issuance of Common Stock - August 1995                                       300,000   3,000
   Issuance of Preferred Stock - September 1995
     Series A, net of costs                                10,700     107
     Series B, net of costs                                10,000     100
     Series C, net of costs                                 5,000      50
   Net loss (for the year ended September 30, 1995)
                                                         --------  ------     ---------  ------

   BALANCE, September 30, 1995                             25,700     257     4,901,584  49,016

   Issuance of Series B Preferred Stock, net of costs      76,651     767
   Exercise of Warrants                                                          73,318     733
   Issuance of Common Stock for services rendered -
     October 1995                                                                33,336     331
   Purchase of Treasury Stock - November 1995
   Conversion of Preferred Stock                         (102,351) (1,024)    5,371,010  53,710
   Preferred dividends and beneficial
     conversion feature
   Issuance of Common Stock for conversion
     of short-term liabilities - January 1996                                     2,500      25
   Issuance of Common Stock for services rendered -
     February 1996                                                               25,000     250
   Issuance of Warrants and Options for services
     rendered  - February 1996
   Issuance of Common Stock - June 1996                                         733,334   7,333

                                         PARACELSIAN, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                                 Consolidated Statements of Stockholders' Equity
                                 For the period from inception to March 31, 1998
                                                   (Unaudited)

                                                                                        Deficit
                                                                                       Accumulated
                                                          Additional                   During the
                                                            Paid-in    Development      Treasury
                                                            Capital       Stage          Stock            Total
                                                          ----------   -----------     ----------         -----
   Continued from the previous page

   Issuance of Common Stock for services rendered -
     January 1995                                             21,167                                      21,500
     April 1995                                              373,000                                     375,000
   Issuance of Common Stock for conversion
     of short-term liabilities - June 1995                    48,849                                      48,979
   Issuance of Common Stock - August 1995                    749,625                                     752,625
   Issuance of Preferred Stock - September 1995
     Series A, net of costs                                  361,018                                     361,125
     Series B, net of costs                                  399,900                                     400,000
     Series C, net of costs                                  218,422                                     218,472
   Net loss (for the year ended September 30, 1995)                    (3,031,196)                    (3,031,196)
                                                          ----------   ----------      ----------     ----------

   BALANCE, September 30, 1995                            11,742,899   (8,849,484)             --      2,942,688

   Issuance of Series B Preferred Stock, net of costs      3,999,233                                   4,000,000
   Exercise of Warrants                                      154,676                                     155,409
   Issuance of Common Stock for services rendered -
     October 1995                                             42,669                                      43,000
   Purchase of Treasury Stock - November 1995                                          (1,342,515)    (1,342,515)
   Conversion of Preferred Stock                             (52,686)
   Preferred dividends and beneficial
     conversion feature                                    1,628,000   (1,628,000)
   Issuance of Common Stock for conversion
     of short-term liabilities - January 1996                  9,975                                      10,000
   Issuance of Common Stock for services rendered -
     February 1996                                            27,875                                      28,125
   Issuance of Warrants and Options for services
     rendered  - February 1996                               132,500                                     132,500
   Issuance of Common Stock - June 1996                    1,965,663                                   1,972,996


                           See accompanying notes to consolidated financial statements.

                                   PARACELSIAN, INC. AND SUBSIDIARY
                                     (A Development Stage Company)
                            Consolidated Statements of Stockholders' Equity
                            For the period from inception to March 31, 1998
                                              (Unaudited)


                                                         Preferred Stock         Common Stock
                                                         Shares   Amount      Shares      Amount
                                                         ------   ------    ----------   ---------
   Continued from the previous page

   Sale of Warrants - June 1996
   Issuance of Common Stock - July 1996                                         91,667         917
   Issuance of Common Stock for services rendered -
     July 1996                                                                   5,000          50
   Exercise of Options - September 1996                                         15,000         150
   Issuance of Common Stock - September 1996                                   683,333      68,833
   Net loss (for the year ended September 30, 1996)
                                                         ------   ------    ----------   ---------

   BALANCE, September 30, 1996                               --       --    11,935,082     119,348

   Issuance of Common Stock for services rendered -
     January 1997                                                                7,285          72
   Termination of warrants - February 1997
   Repayment of officer stock subscription receivable
   Issuance of Common Stock for services rendered -
     July 1997                                                                  62,500         625
   Net loss (for the year ended September 30, 1997)
                                                         ------   ------    ----------   ---------

   BALANCE, September 30, 1997                               --       --    12,004,867     120,045
                                                         ------   ------    ----------   ---------

   Issuance of Common - January 1998                                         3,571,429      35,715
   Surrender of shares - January 1998                                         (705,000)     (7,050)
   Net loss (for the six months ended March 31, 1998)        --       --            --          --
                                                         ------   ------    ----------   ---------

   BALANCE, March 31, 1998                                   --   $   --    14,871,296   $ 148,710
                                                         ======   ======    ==========   =========

                                          PARACELSIAN, INC. AND SUBSIDIARY
                                            (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity
                                   For the period from inception to March 31, 1998
                                                     (Unaudited)


                                                                             Deficit
                                                                           Accumulated
                                                          Additional       During the
                                                           Paid-in         Development     Treasury
                                                           Capital            Stage          Stock          Total
                                                          ----------      ------------    -----------    -----------
   Continued from the previous page

   Sale of Warrants - June 1996                               35,000                                          35,000
   Issuance of Common Stock - July 1996                      250,075                                         250,992
   Issuance of Common Stock for services rendered -
     July 1996                                                 4,950                                           5,000
   Exercise of Options - September 1996                       37,350                                          37,500
   Issuance of Common Stock - September 1996               1,997,826                                       2,004,659
   Net loss (for the year ended September 30, 1996)                         (4,201,764)                   (4,201,764)
                                                          ----------      ------------    -----------    -----------

   BALANCE, September 30, 1996                            21,976,005       (14,679,248)    (1,342,515)     6,073,590

   Issuance of Common Stock for services rendered -
     January 1997                                             22,835                                          22,907
   Termination of warrants - February 1997                   (35,000)                                        (35,000)
   Repayment of officer stock subscription receivable         89,850                                          89,850
   Issuance of Common Stock for services rendered -
     July 1997                                               30,625                                           31,250
   Net loss (for the year ended September 30, 1997)                         (3,941,749)                   (3,941,749)
                                                         -----------      ------------    -----------    -----------

   BALANCE, September 30, 1997                            22,084,315       (18,620,997)    (1,342,515)     2,240,848
                                                         -----------      ------------    -----------    -----------

   Issuance of Common - January 1998                         464,285                                         500,000
   Surrender of shares - January 1998                          7,050                                              --
   Net loss (for the six months ended March 31, 1998)             --          (863,243)            --       (863,243)
                                                         -----------      ------------    -----------    -----------

   BALANCE, March 31, 1998                               $22,555,650      $(19,484,240)   $(1,342,515)   $ 1,877,605
                                                         ===========      ============    ===========    ===========

                             See accompanying notes to consolidated financial statements.

                                              PARACELSIAN, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                                            Consolidated Statements of Cash Flows
                                      For the six months ended March 31, 1998 and 1997
                                       And the period from inception to March 31, 1998
                                                         (Unaudited)

                                                                                                               Cumulative
                                                                                Six Months Ended               Period from
                                                                                    March 31,                  Inception to
                                                                          ---------------------------           March 31,
                                                                             1998              1997               1998
                                                                          ---------         ---------         -------------

   Cash flows from operating activities:
       Net loss                                                           $(863,243)       $(1,743,733)       $(17,356,240)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
          Gain on the sale of assets                                         (1,700)                               (33,220)
          Non-cash compensation expense                                          --                 --           1,228,275
          Other non-cash expenses                                                --            170,656           1,510,203
          Depreciation and amortization                                     214,650            147,510           1,461,622
          Changes in assets and liabilities:
              (Increase) decrease in inventory                              (15,366)                --            (171,689)
              (Increase) decrease in prepaid expenses and
                 other current assets                                        21,050           (254,783)            (10,967)
              (Decrease) increase in accounts payable                      (142,226)          (143,112)            480,999
              (Decrease) increase in due to related party                   (11,555)           (34,667)              7,002
              (Decrease) increase in deferred revenue                            --              1,900                  --
              (Decrease) increase in accrued expenses                       (43,609)          (143,486)            137,055
                                                                          ---------        -----------        ------------
          Net cash used in operating activities                            (841,999)        (1,999,715)        (12,746,960)
                                                                          ---------        -----------        ------------

   Cash flows from investing activities:
       Purchase of investments                                                   --                 --          (6,719,089)
       Redemption of investments                                                 --                 --           6,719,089
       Purchase of equipment                                                (31,212)           (16,887)           (763,398)
       Proceeds from sale of equipment                                        1,700                 --              53,220
       Acquisition of licensed technology                                        --                 --             (53,656)
       Acquisition of patents and trademarks                                     --            (42,951)           (352,953)
       Acquisition of New Century Nutrition newsletter                           --                 --            (350,000)
       Acquisition of option for East West Herbs, Ltd.
          and related acquisition costs                                          --                 --             (92,866)
       (Loan) proceeds (to) from East West Herbs, Ltd.                       42,500                 --            (297,500)
                                                                          ---------        -----------        ------------
          Net cash provided by (used in) investing activities                12,988            (59,838)         (1,857,153)
                                                                          ---------        -----------        ------------

   Cash flows from financing activities:
       Sale of common stock, initial public offering, net of costs               --                 --           5,124,014
       Sale of common and preferred stock, net of costs                     500,000                 --          10,830,109
       Proceeds from the exercise (redemption) of warrants                       --            (35,000)            666,295
       Proceeds from the exercise of options                                     --                 --              37,500
       Purchase of treasury stock                                                --                 --          (1,342,515)
       Cost of warrant dividend                                                  --                 --             (63,102)
       Payment on equipment contract                                             --                 --             (90,950)
                                                                          ---------        -----------        ------------
          Net cash (used in) provided by financing activities               500,000            (35,000)         15,161,351
                                                                          ---------        -----------        ------------

   Net increase (decrease) in cash and cash equivalents                    (329,011)        (2,094,553)            557,238

   Cash and cash equivalents, beginning of period                           886,249          4,171,402                  --
                                                                          ---------        -----------        ------------

   Cash and cash equivalents, end of period                               $ 557,238        $ 2,076,849        $    557,238
                                                                          =========        ===========        ============

                                See accompanying notes to consolidated financial statements.

                                          PARACELSIAN, INC. AND SUBSIDIARY
                                            (A Development Stage Company)
                                        Consolidated Statements of Cash Flows
                                  For the six months ended March 31, 1998 and 1997
                                   And the period from inception to March 31, 1998
                                                     (Unaudited)

                                                                                                           Cumulative
                                                                                   Six Months Ended       Period from
                                                                                       March 31,          Inception to
                                                                             --------------------------    March 31,
                                                                                 1998           1997         1998
                                                                             -----------   ------------   ------------

   Supplemental disclosures:
       Cash paid during the period for interest                              $     2,485   $      7,019   $    21,769
                                                                             ===========   ============   ===========

   Supplemental disclosure of non-cash investing and financing activities:
       Fair value of assets acquired, net of cash acquired                   $        --   $         --   $ 1,702,000
       Less - liabilities assumed                                                     --             --        52,000
       Less - issuance of common stock                                                --             --     1,644,000
                                                                             -----------   ------------   -----------
          Net cash paid                                                      $        --   $         --   $     6,000
                                                                             ===========   ============   ===========
       Warrant dividend                                                      $        --   $         --   $   500,000
       Issuance of common stock/warrants for services
          and to reduce short-term liabilities                               $        --   $     38,125   $   550,456
       Purchase of equipment                                                 $        --   $         --   $    90,950
       Repayment of officer stock subscription receivable                    $        --   $         --   $    89,850
       Issuance of common stock for licensing and technology rights          $        --   $         --   $     3,338
                                                                             ===========   ============   ===========

                            See accompanying notes to consolidated financial statements.

                        PARACELSIAN, INC. AND SUBSIDIARY
                        --------------------------------
                          (A Development Stage Company)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997


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


2.       ORGANIZATION, BUSINESS, AND RISK FACTORS:

Organization And Business
-------------------------
Paracelsian, Inc., (the "Company") is a unique biotechnology based company that utilizes both proprietary and non-proprietary screening technology to identify novel compounds of unique therapeutic benefit from herbal and other botanical sources. These assays also provide a vehicle through which the Company identifies and/or confirms the mechanisms through which traditional herbs and other botanicals provide the therapeutic or functional benefits suggested by their traditional use. The Company has developed technologies to identify potential products that inhibit the biological signals generated by targeted cells that result in controlled or uncontrolled growth and division. The Company's screening technology evaluates the effects of herbal and other botanical products on intracellular signals referred to as "Signal Transduction Technology."

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

Development Stage Company And Risk Factors
------------------------------------------
The Company is considered to be a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." Since inception, the Company has been primarily engaged in research, product engineering and raising capital.

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $863,000 for the six months ended March 31, 1998 and has working capital of approximately $666,000 at March 31, 1998. The Company continues to expend funds on product research and development and general and administrative expenses and has not generated significant revenues subsequent to year-end.


3.       SIGNIFICANT ACCOUNTING POLICIES:

Consolidation
-------------
The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

Cash And Cash Equivalents
-------------------------
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents as of March 31, 1998 and September 30, 1997 approximated $557,000 and $887,000, respectively.

Research And Product Engineering
--------------------------------
Company-sponsored research and product engineering expenditures have been charged to expense as incurred. These costs consist primarily of employee salaries and direct laboratory costs. The cost of extracts used in research and development activities is expensed as consumed.

Net Loss Per Share
------------------
Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is not presented as the inclusion of potential common shares (stock options and warrants) would be antidilutive.

Patents And Trademarks
----------------------
The Company has acquired or applied for certain patent and trademark rights. Costs associated with the acquisition and application for these rights have been capitalized and are being amortized on the straight-line method over the estimated legal life of the assets which range from 15 to 17 years. Accumulated amortization of the patents and trademarks totaled $85,747 and $76,747, respectively, at March 31, 1998 and September 30, 1997. As of September 30, 1997, management has determined a portion of these assets to be impaired according to FASB 121, and as a result $162,770 has been expensed during the year ended September 30, 1997.

Equipment And Depreciation
--------------------------
Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Equipment consists of the following:

                                                                   March 31,      September 30,
                                                                     1998              1997
                                                                  -----------       ----------
                                                    Useful
                                                    Lives
                                                    -----
            Laboratory equipment                   10 Years       $   542,903       $  480,171
            Office furniture and equipment         10 Years            86,345           86,345
            Computer equipment and software        5 Years            133,852          133,852
                                                                  -----------       ----------
                                                                      763,100          700,368
            Less - accumulated depreciation                           458,669          395,299
                                                                  -----------       ----------
                                                                  $   304,431       $  305,079
                                                                  ===========       ==========

Use Of Estimates
----------------
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


4.       STOCKHOLDERS' EQUITY:

In January, 1998 the Company signed an agreement with Biomar International, Inc.("Biomar") in which Biomar agreed to purchase 3,571,429 shares of common stock for $500,000. In addition, Biomar received warrants to purchase an additional 2,971,429 shares of common stock at a price of $.175 per share or a total of $520,000, subject to an increase in the Company's authorized shares. These warrants expire 90 days after the shares and warrants are registered with the Securities and Exchange Commission ("SEC"). Biomar became the major shareholder and obtained the right to name a new Board of Directors. Biomar is controlled by T. Colin Campbell a former director of the Company and his son, T. Nelson Campbell a former Vice President of the Company.

The Purchase Agreement also provided for the resignation of the Board of Directors serving on January 14, 1998 and the appointment of Biomar's nominees to the Board of Directors of the Corporation (the "Board"). Effective January 14, 1998, all of the Board members other than the Chairman, Mr. Theodore P. Nikolis, resigned immediately and T. Nelson Campbell, the Chairman of the board of directors of Biomar, was appointed to the Board. Under the rules of the SEC, Biomar is required to give notice to the shareholders of the Corporation not less than 10 days prior to the date that it appoints the persons who will constitute a majority of the Board. Upon satisfaction of the requirements of the SEC rules on February 9, 1998, Mr. Nikolis resigned as a director of the Corporation and appointments of the new directors became effective. All directors will stand for election at the annual meeting of the shareholders scheduled for May 13, 1998.

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

The Company entered into an employment agreement with Bernard M. Landes to be President and Chief Executive Officer of the Corporation as of January 15, 1998. The initial employment term is for one year and automatically extended for an additional one year period unless prior written notice is received from the Corporation or the Officer. Under the Agreement, the Officer receives an annual cash salary of $175,000, with annual adjustments and discretionary bonuses of $50,000 as determined by the Board. The Officer was also granted 100,000 shares of the Common Stock and granted options to acquire an additional 500,000 shares provided certain performance criteria are satisfied.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Three Months Ended March 31, 1998 as compared to the
                        Three Months Ended March 31, 1997

RESULTS OF OPERATIONS

During the second quarter of the fiscal year ending September 30, 1998 the Company generated revenue of $13,725 from product testing and the sale of products as compared to $3,665 of royalty and product sale revenue in the same quarter of the prior year. This represents an increase of $10,060 in revenue from last year.

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

Since the Company's inception (April 15, 1991) through December 31, 1997, it has invested $7,045,000 in product testing research, development and engineering. The Company expended $194,675 in the second quarter of fiscal 1998, as compared to $377,157 in the second quarter in fiscal 1997, this represents a decrease of $182,482. This decrease is attributable to lower personnel costs and the cancellation of the research agreement with the National Cancer Institute.

General and administrative expenses were $297,161 for the second quarter of fiscal 1998 as compared to $595,508 in the second quarter of fiscal 1997. These expenses relate to the administration and management of the Company, including personnel costs, legal, accounting, consulting, investor relations and the administration of the research, development and product engineering activities. This decrease of $298,347 is attributable to lower personal costs, lower legal and other professional and consulting costs and other general cost reductions. The Company anticipates its general and administrative expenses will be lower in futures quarters of fiscal 1998 than comparable quarters in fiscal 1997.

The Company has incurred net losses of $17,356,000 as a development stage company from inception (April 15, 1991) to March 31, 1998, of which $464,000 was incurred in the second quarter of fiscal 1998 and $ 1,022,000 was incurred in second quarter of fiscal 1997. The basic net loss per share of common stock amounted to $.03 for the three months ended March 31, 1998 and $.06 for the three months ended March 31, 1997. The Company anticipates that losses will continue throughout fiscal 1998, but at a significantly lower level than prior years.

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

YEAR 2000 COMPLIANCE

The Company is currently analyzing the potential of the Year 2000 on the processing of date sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather then four) to define an application year. The Company is studying the impact of the

Year 2000 problem on its accounting systems and other aspects of its business and as of March 31, 1998 does not believe that there will be any significant impact on the future financial position, operating results, and cash flows of the Company.

LIQUIDITY & CAPITAL RESOURCES

As of March 31, 1998, the Company maintained working capital of $666,000, which included cash and cash equivalents of $557,000.

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

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Paracelsian, Inc. v. John Babish
--------------------------------

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

The parties have negotiated a mutual release and settlement. Under the terms of the settlement dated April 30, 1998, the Company agreed to pay John Babish $12,500 upon signing and $26,000 payable over 60 months at an interest rate of 8.5%.


Dr. T. Colin Cambell v. Paracelsian, Inc.
-----------------------------------------

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

Date     May 11, 1998
                                PARACELSIAN, INC.

                                By: /s/ BERNARD M. LANDES
                                   -------------------------
                                        Bernard M. Landes
                                        President and
                                        Chief Executive Officer