Form 10QSB
period 1998-06-30
PARACELSIAN INC /DE/
filed 1998-08-13
CIK 882362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       OR

  [ ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _____________


                           Commission File No. 0-19844


                                PARACELSIAN, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                             16-1399565
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


Langmuir Laboratories, Cornell Technology Park, Ithaca, New York           14850
--------------------------------------------------------------------------------
             (address of principal executive offices)                   Zip Code


                    Issuer's telephone number: (607) 257-4224
                                               --------------


Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No  [ ]


There were 14,871,296 shares of Common Stock outstanding at August 10, 1998

                        PARACELSIAN, INC. AND SUBSIDIARY

                                      Index



                                                                            Page
                                                                            ----

PART I. -  FINANCIAL INFORMATION

Item 1. -  Financial Statements

Consolidated Balance Sheets as of June 30, 1998 (Unaudited) and
September 30, 1997 (Audited).                                                  3

Consolidated Statements of Operations for the three
and nine months ended June 30, 1998 and 1997 and the period from
inception (April 15, 1991) to June 30, 1998 (Unaudited).                       4

Consolidated Statements of Stockholders' Equity for the
period from inception (April 15, 1991) to June 30, 1998 (Unaudited).           5

Consolidated Statements of Cash Flows for the nine months
ended June 30, 1998 and 1997 and the period from inception
(April 15, 1991) to June 30, 1998 (Unaudited).                                 8

Notes to Consolidated Financial Statements  (Unaudited)                       10

Item 2. - Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                              14

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings                                                   16

Item 6. - Exhibits and Reports on 8-K                                         16

Signatures                                                                    16

                                 PARACELSIAN, INC. AND SUBSIDIARY
                                   (A Development Stage Company)
                                    Consolidated Balance Sheets


                                                                      June 30,      September 30,
                                                                        1998            1997
                                                                    ------------    ------------
                                                                     (Unaudited)      (Audited)
                                                                    ------------    ------------
ASSETS
Current Assets:
      Cash and cash equivalents                                     $    137,857    $    886,249
      Accounts receivable                                                 15,240              --
      Inventory                                                          171,689         156,323
      Prepaid expenses and other current assets                           97,502          61,437
      Loan to East West Herbs, Ltd., - current portion                   170,000         170,000
                                                                    ------------    ------------
           Total current assets                                          592,288       1,274,009
                                                                    ------------    ------------

Equipment, net                                                           288,501         305,079

Other Assets:
      TCM extracts on-hand                                               350,154         466,839
      Licensing agreement, net                                           223,258         367,258
      Patents and trademarks, net                                        130,747         125,586
      Loan to East West Herbs, Ltd., - noncurrent portion                127,500         170,000
                                                                    ------------    ------------
           Total other assets                                            831,659       1,129,683
                                                                    ------------    ------------
                                                                    $  1,712,448    $  2,708,771
                                                                    ------------    ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                              $    173,138    $    268,702
      Accrued expenses                                                   165,254         180,664
      Due to related party                                                 7,002          18,557
                                                                    ------------    ------------
           Total current liabilities                                     345,394         467,923
                                                                    ------------    ------------

Commitments and Contingency

Stockholders' Equity:
      Commonstock, $.01 par value;  35,000,000 shares authorized;
            14,871,296 shares outstanding June 1998
            and 12,004,867 September 1997                                148,710         120,045
      Additional paid-in capital                                      22,555,650      22,084,315
      Deficit accumulated during the development stage               (19,994,791)    (18,620,997)
      Treasury stock, at cost; 265,478 shares                         (1,342,515)     (1,342,515)
                                                                    ------------    ------------
           Total stockholders' equity                                  1,367,054       2,240,848
                                                                    ------------    ------------
                                                                    $  1,712,448    $  2,708,771
                                                                    ============    ============

          See accompanying notes to consolidated financial statements.


                                              PARACELSIAN, INC. AND SUBSIDIARY
                                               (A Development Stage Company)
                                           Consolidated Statements of Operations
                            For the three months and nine months ended June 30, 1998 and 1997,
                                       And the period from inception to June 30, 1998
                                                        (Unaudited)

                                                                                                              Cumulative
                                                   Three Months Ended              Nine Months Ended          Period from
                                                        June 30,                        June 30,              Inception to
                                              ----------------------------    ----------------------------      June 30,
                                                   1998           1997            1998            1997            1998
                                              ------------    ------------    ------------    ------------    ------------
Revenues:
    Marketing rights                          $         --    $         --    $         --    $         --    $    254,995
    Products                                         1,425             475           3,100           3,525         165,813
    Product testing                                 15,240              --          49,210              --          49,210
    Product royalties                                   --              --              --           1,070           1,246
    Subscription revenue                                --              --              --              --          31,625
                                              ------------    ------------    ------------    ------------    ------------
                                                    16,665             475          52,310           4,595         502,889

Operating expenses:
    Research and product engineering               165,107         400,232         542,264       1,257,598       7,209,884
    Newsletter expenses                                 --              --              --              --         955,586
    General and administrative                     371,205         526,489         926,606       1,400,956       9,129,509
    Product launch costs                                --         220,060              --         297,507         300,544
    Cost of products sold                               --              --              --              --          95,023
    Officer stock compensation                          --              --              --              --       1,228,275
                                              ------------    ------------    ------------    ------------    ------------
                                                   536,312       1,146,781       1,468,870       2,956,061      18,918,821
                                              ------------    ------------    ------------    ------------    ------------
      Loss from operations during
      the development stage                       (519,647)     (1,146,306)     (1,416,560)     (2,951,466)    (18,415,932)

Interest income, net                                 9,096          52,169          35,798         113,596         510,653
Gain on sale of assets                                  --              --           6,968              --          38,488

                                              ------------    ------------    ------------    ------------    ------------
      Net loss during the development stage   $   (510,551)   $ (1,094,137)   $ (1,373,794)   $ (2,837,870)   $(17,866,791)
                                              ============    ============    ============    ============    ============

      Basic net loss per share                $      (0.03)   $      (0.09)   $      (0.09)   $      (0.24)
                                              ============    ============    ============    ============

      Weighted average number of
       common stock outstanding                 14,871,296      11,937,510      14,871,296      11,935,891
                                              ============    ============    ============    ============

                                See accompanying notes to consolidated financial statements.

                                                 PARACELSIAN, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Equity
                                          For the period from inception to June 30, 1998
                                                            (Unaudited)
                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional    During the
                                           Preferred Stock     Common Stock        Paid-in      Development  Treasury
                                            Shares Amount    Shares      Amount    Capital         Stage       Stock      Total
                                           ------- ------- ---------- ---------- ------------  -------------  -------  ----------

Issuance of Common Stock April - July 1991      -- $    --    806,250  $   8,063  $        --   $         --  $    --       8,063
Issuance of Common Stock for licensing,
   technology and consulting
   services - July 1991                                       333,850      3,338                                            3,338
Private placement of Common Stock -
   August - September 1991, net of costs                      267,288      2,673      369,017                             371,690
Net loss (April 15, 1991 to
  September 30, 1991)                           --      --                                          (133,469)            (133,469)
                                           ------- ------- ---------- ---------- ------------  -------------  -------  ----------

BALANCE, September 30, 1991                     --      --  1,407,388     14,074      369,017       (133,469)      --     249,622

Redemption of Common Stock - November 1991                   (245,000)    (2,450)                                          (2,450)
Initial Public Offering of Common Stock -
    February 1992, net of costs                             1,150,000     11,500    5,103,451                           5,114,951
Issuance of Warrants - February 1992                                                    1,000                               1,000
Net loss (for the year ended
    September 30, 1992)                                                                           (1,221,943)          (1,221,943)
                                           ------- ------- ---------- ---------- ------------  -------------  -------  ----------

BALANCE, September 30, 1992                     --      --  2,312,388     23,124    5,473,468     (1,355,412)      --   4,141,180

Warrant dividend - September 1993                                                     436,898       (500,000)             (63,102)
Net loss (for the year ended
    September 30, 1993)                                                                           (2,022,614)          (2,022,614)
                                           ------- ------- ---------- ---------- ------------  -------------  -------  ----------

BALANCE, September 30, 1993                     --      --  2,312,388     23,124    5,910,366     (3,878,026)      --   2,055,464

Net loss (for the year ended
    September 30, 1994)                                                                           (1,940,262)          (1,940,262)
                                           ------- ------- ---------- ---------- ------------  -------------  -------  ----------

BALANCE, September 30, 1994                     --      --  2,312,388     23,124    5,910,366     (5,818,288)      --     115,202

Issuance of Common Stock for
    acquisition of Pacific
    Liaisons - October 1994                                 1,116,666     11,167    1,632,833                           1,644,000
Exercise of Warrants                                          221,200      2,212      716,644                             718,856
Common Stock purchased by Officer -
      January 1995                                            705,000      7,050    1,311,075                           1,318,125


                                   See accompanying notes to consolidated financial statements.

                                                 PARACELSIAN, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Equity
                                          For the period from inception to June 30, 1998
                                                            (Unaudited)

Continued from the previous page
                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional    During the
                                           Preferred Stock     Common Stock        Paid-in      Development  Treasury
                                            Shares Amount    Shares      Amount    Capital         Stage       Stock     Total
                                           ------- ------- ---------- ---------- ------------  -------------  -------  ----------

Issuance of Common Stock for
  services rendered -
      January 1995                                             33,330        333       21,167                              21,500
      April 1995                                              200,000      2,000      373,000                             375,000
Issuance of Common Stock for
   conversion of short-term
   liabilities - June 1995                                     13,000        130       48,849                              48,979
Issuance of Common Stock
   - August 1995                                              300,000      3,000      749,625                             752,625
Issuance of Preferred Stock
   - September 1995
   Series A, net of costs                   10,700     107                            361,018                             361,125
   Series B, net of costs                   10,000     100                            399,900                             400,000
   Series C, net of costs                    5,000      50                            218,422                             218,472
Net loss (for the year ended
   September 30, 1995)                                                                            (3,031,196)          (3,031,196)
                                           ------- ------- ---------- ---------- ------------  -------------  -------  ----------

BALANCE, September 30, 1995                 25,700     257  4,901,584     49,016   11,742,899     (8,849,484)      --   2,942,688

Issuance of Series B Preferred
   Stock, net of costs                      76,651     767                          3,999,233                           4,000,000
Exercise of Warrants                                           73,318        733      154,676                             155,409
Issuance of Common Stock for
   services rendered -
      October 1995                                             33,336        331       42,669                              43,000
Purchase of Treasury Stock -
   November 1995                                                                                           (1,342,515) (1,342,515)
Conversion of Preferred Stock             (102,351) (1,024) 5,371,010     53,710      (52,686)
Preferred dividends and beneficial
   conversion feature                                                               1,628,000     (1,628,000)
Issuance of Common Stock for
   conversion of short-term
   liabilities - January 1996                                   2,500         25        9,975                              10,000
Issuance of Common Stock for
   services rendered - February 1996                           25,000        250       27,875                              28,125
Issuance of Warrants and
   Options for services rendered
    - February 1996                                                                   132,500                             132,500
Issuance of Common Stock - June 1996                          733,334      7,333    1,965,663                           1,972,996


                                   See accompanying notes to consolidated financial statements.

                                                 PARACELSIAN, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                          Consolidated Statements of Stockholders' Equity
                                          For the period from inception to June 30, 1998
                                                            (Unaudited)
Continued from the previous page
                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional    During the
                                           Preferred Stock     Common Stock        Paid-in      Development  Treasury
                                            Shares Amount    Shares      Amount    Capital         Stage       Stock        Total
                                           ------- ------- ---------- ---------- ------------  -------------  -------      -------


Sale of Warrants - June 1996                                                           35,000                                35,000
Issuance of Common Stock - July 1996                           91,667        917      250,075                               250,992
Issuance of Common Stock for
      services rendered - July 1996                             5,000         50        4,950                                 5,000
Exercise of Options - September 1996                           15,000        150       37,350                                37,500
Issuance of Common Stock - September 1996                     683,333      6,833    1,997,826                             2,004,659
Net loss (for the year
      ended September 30, 1996)                                                                   (4,201,764)            (4,201,764)
                                           ------- ------- ---------- ---------- ------------    ----------- ----------  ----------
BALANCE, September 30, 1996                     --      -- 11,935,082    119,348   21,976,005    (14,679,248)(1,342,515)  6,073,590

Issuance of Common Stock for
      services rendered -
      January 1997                                              7,285         72       22,835                                22,907
Termination of warrants - February 1997                                               (35,000)                              (35,000)
Repayment of officer stock
      subscription receivable                                                          89,850                                89,850
Issuance of Common Stock for
      services rendered -
      July 1997                                                62,500        625       30,625                                31,250
Net loss (for the year ended
      September 30, 1997)                                                                         (3,941,749)            (3,941,749)
                                           ------- ------- ---------- ---------- ------------    ----------- ----------  ----------

BALANCE, September 30, 1997                     --      -- 12,004,867    120,045   22,084,315    (18,620,997)(1,342,515)  2,240,848
                                           ------- ------- ---------- ---------- ------------    ----------- ----------  ----------

Issuance of Common - January 1998                           3,571,429     35,715      464,285                               500,000
Surrender of shares - January 1998                           (705,000)    (7,050)       7,050                                    --
Net loss (for the nine
      months ended June 30, 1998)               --      --         --         --           --     (1,373,794)        --  (1,373,794)
                                           ------- ------- ---------- ---------- ------------    ----------- ----------  ----------

BALANCE, June 30, 1998                          --      -- 14,871,296    148,710   22,555,650    (19,994,791)(1,342,515)  1,367,054
                                           ======= ======= ========== ========== ============    =========== ==========  ==========


                                    See accompanying notes to consolidated financial statements.

                                        PARACELSIAN, INC. AND SUBSIDIARY
                                         (A Development Stage Company)
                                        Consolidated Statements of Cash
                             Flows For the nine months ended June 30, 1998 and 1997
                                 And the period from inception to June 30, 1998
                                                  (Unaudited)

                                                                                                   Cumulative
                                                                       Nine Months Ended           Period from
                                                                            June 30,              Inception to
                                                                  ----------------------------      June 30,
                                                                      1998            1997             1998
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
    Net loss                                                      $ (1,373,794)   $ (2,837,870)   $(17,866,791)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Gain on the sale of assets                                       (6,968)             --         (38,488)
       Non-cash compensation expense                                        --              --       1,228,275
       Other non-cash expenses                                              --         209,551       1,510,203
       Depreciation and amortization                                   321,975         218,265       1,568,947
       Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                  (15,240)             --         (15,240)
           (Increase) decrease in inventory                            (15,366)             --        (171,689)
           (Increase) decrease in prepaid expenses and
              other current assets                                     (36,065)        (49,869)        (68,082)
           (Decrease) increase in accounts payable                     (95,564)        (97,448)        527,661
           (Decrease) increase in due to related party                 (11,555)        (52,000)          7,002
           (Decrease) increase in deferred revenue                          --             583              --
           (Decrease) increase in accrued expenses                     (15,410)       (104,604)        165,254
                                                                  ------------    ------------    ------------
       Net cash used in operating activities                        (1,247,987)     (2,713,392)    (13,152,948)
                                                                  ------------    ------------    ------------
Cash flows from investing activities:
    Purchase of investments                                                 --              --      (6,719,089)
    Redemption of investments                                               --              --       6,719,089
    Purchase of equipment                                              (31,212)        (16,887)       (763,398)
    Proceeds from sale of equipment                                      6,968              --          58,488
    Acquisition of licensed technology                                      --          (3,656)        (53,656)
    Acquisition of patents and trademarks                              (18,661)        (55,318)       (371,614)
    Acquisition of New Century Nutrition newsletter                         --              --        (350,000)
    Acquisition of option for East West Herbs, Ltd.
       and related acquisition costs                                        --              --         (92,866)
    (Loan) proceeds (to) from East West Herbs, Ltd.                     42,500              --        (297,500)
                                                                  ------------    ------------    ------------
       Net cash used in investing activities                              (405)        (75,861)     (1,870,546)
                                                                  ------------    ------------    ------------

Cash flows from financing activities:
    Sale of common stock, initial public offering, net of costs             --              --       5,124,014
    Sale of common and preferred stock, net of costs                   500,000         (15,000)     10,830,109
    Proceeds from the exercise (redemption) of warrants                     --         (35,000)        666,295
    Proceeds from the exercise of options                                   --              --          37,500
    Purchase of treasury stock                                              --              --      (1,342,515)
    Cost of warrant dividend                                                --              --         (63,102)
    Payment on equipment contract                                           --              --         (90,950)
                                                                  ------------    ------------    ------------
       Net cash (used in) provided by financing activities             500,000         (50,000)     15,161,351
                                                                  ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                  (748,392)     (2,839,253)        137,857

Cash and cash equivalents, beginning of period                         886,249       4,171,402              --
                                                                  ------------    ------------    ------------

Cash and cash equivalents, end of period                          $    137,857    $  1,332,149    $    137,857
                                                                  ============    ============    ============


                          See accompanying notes to consolidated financial statements.

                                        PARACELSIAN, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                                         Consolidated Statements of Cash
                             Flows For the nine months ended June 30, 1998 and 1997
                                 And the period from inception to June 30, 1998
                                                   (Unaudited)

                                                                                                   Cumulative
                                                                         Nine Months Ended         Period from
                                                                              June 30,             Inception to
                                                                   -----------------------------     June 30,
                                                                        1998            1997           1998
                                                                   -------------   -------------   ----------
Supplemental disclosures:
    Cash paid during the period for interest                       $       3,433   $       3,694   $   22,717
                                                                   =============   =============   ==========

Supplemental disclosure of non-cash investing and
  financing activities:
    Fair value of assets acquired, net of cash acquired                       --              --    1,702,000
    Less - liabilities assumed                                                --              --       52,000
    Less - issuance of common stock                                           --              --    1,644,000
                                                                   -------------   -------------   ----------
       Net cash paid                                                          --              --        6,000
                                                                   =============   =============   ==========
    Warrant dividend                                                          --              --      500,000
    Issuance of common stock/warrants for services
       and to reduce short-term liabilities                                   --          22,907      550,456
    Purchase of equipment                                                     --              --       90,950
    Repayment of officer stock subscription receivable                        --              --       89,850
    Issuance of common stock for licensing and technology rights              --              --        3,338
                                                                   =============   =============   ==========


                          See accompanying notes to consolidated financial statements.

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997


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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $1,374,000 for the nine months ended June 30, 1998 and has working capital of approximately $247,000 at June 30, 1998. The Company continues to expend funds on product research and development and general and administrative expenses and has not generated significant revenues subsequent to year-end. However, in July 1998, the Company executed an agreement with R.P. Scherer that is expected to generate significant revenues on a recurring basis. See related discussion in Management, Discussion and Analysis section.

3.       SIGNIFICANT ACCOUNTING POLICIES:

Consolidation
-------------
The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents as of June 30, 1998 and September 30, 1997 approximated $138,000 and $887,000, respectively.

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

Patents and Trademarks
----------------------
The Company has acquired or applied for certain patent and trademark rights. Costs associated with the acquisition and application for these rights have been capitalized and are being amortized on the straight-line method over the estimated legal life of the assets which range from 15 to 17 years. Accumulated amortization of the patents and trademarks totaled $90,247 and $76,747, respectively, at June 30, 1998 and September 30, 1997. As of September 30, 1997, management has determined a portion of these assets to be impaired according to FASB 121, and as a result $162,770 has been expensed during the year ended September 30, 1997.

Equipment and Depreciation
--------------------------
Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Equipment consists of the following:

                                                    June 30,      September 30,
                                    Useful Lives      1998            1997
                                    ------------  ------------    ------------

    Laboratory equipment              10 Years    $    542,903    $    480,171
    Office furniture and equipment    10 Years          86,345          86,345
    Computer equipment and software    5 Years         133,852         133,852
                                                  ------------    ------------
                                                       763,100         700,368
    Less - accumulated depreciation                    474,598         395,299
                                                  ------------    ------------
                                                  $    288,501    $    305,079
                                                  ============    ============

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

The Purchase Agreement also provided for the resignation of the Board of Directors serving on January 14, 1998 and the appointment of Biomar's nominees to the Board of Directors of the Corporation (the "Board"). Effective January 14, 1998, all of the Board members other than the Chairman, Mr. Theodore P. Nikolis, resigned immediately and T. Nelson Campbell, the Chairman of the board of directors of Biomar, was appointed to the Board. Upon satisfaction of the notification requirements of the SEC on February 9, 1998, Mr. Nikolis resigned as a director of the Corporation and appointments of the new directors became effective. All newly appointed directors stood for election at the annual meeting of the shareholders on May 13, 1998, and were duly elected for staggered terms ranging from one to three years.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Three Months Ended June 30, 1998 as compared to the
                        Three Months Ended June 30, 1997

RESULTS OF OPERATIONS

During the third quarter of the fiscal year ending September 30, 1998 the Company generated revenue of $16,665 from product testing and the sale of products as compared to $475 of royalty and product sale revenue in the same quarter of the prior year. This represents an increase of $16,190 in revenue from last year.

A significant portion of the Company's strategy is to expand its testing of natural products. The Company believes that it has an opportunity to develop a new area of quality assurance that will add value to the products it tests. As a result, the Company has developed BioFit (TM) (Bio Functional Integrity Testing) testing program. This unique testing program is able to certify consistent bio-functionality of herbal and other dietary supplements. This new "functional" approach to quality assurance will assist consumers in selecting herbs and other botanical products based on their demonstrated biological activity, rather than relying solely on analytical techniques which measure only the presence or absence of certain marker compounds. This new approach to quality assurance bridges the gap between purely analytical methods of validation and the use of clinical trials to validate the effectiveness of natural products relative to the structure and function claims being made for them under the Dietary Supplement Health and Education Act of 1994.

Since the Company's inception (April 15, 1991) through June 30, 1998, it has invested $7,210,000 in product testing research, development and engineering. The Company expended $165,000 in the third quarter of fiscal 1998, as compared to $400,000 in the third quarter in fiscal 1997, this represents a decrease of $235,000. This decrease is attributable to lower personnel costs and the cancellation of the research agreement with the National Cancer Institute.

General and administrative expenses were $371,000 for the third quarter of fiscal 1998 as compared to $526,000 in the third quarter of fiscal 1997. These expenses relate to the administration and management of the Company, including personnel costs, legal, accounting, consulting, investor relations and the administration of the research, development and product engineering activities. This decrease of $155,000 is attributable to lower personnel costs, lower legal and other professional and consulting costs and other general cost reductions. The Company anticipates its general and administrative expenses will be lower in the final quarter of fiscal 1998 than in the final quarter of fiscal 1997.

The Company has incurred net losses of $17,867,000 as a development stage company from inception (April 15, 1991) to June 30, 1998, of which $511,000 was incurred in the third quarter of fiscal 1998 and $ 1,094,000 was incurred in third quarter of fiscal 1997. The basic net loss per share of common stock amounted to $.03 for the three months ended June 30, 1998 and $.09 for the three months ended June 30, 1997. The Company anticipates that losses will continue throughout fiscal 1998, but at a significantly lower level than prior years.

Paracelsian, Inc. has entered into an agreement with R.P. Scherer North America, a division of R.P. Scherer Corporation, that establishes R.P. Scherer North America as the exclusive marketing and distribution agent for Paracelsian's BioFIT (Bio Functional Integrity Testing) Certification program in the Dietary Supplement and OTC market segments in North America. The agreement also provides for collaboration between the two companies on the development of new dietary supplements and OTC products.

Under the terms of the North American agreement, Paracelsian will initially complete development of 10 BioFIT assay systems. R.P. Scherer North America will pay Paracelsian initial fees, concurrent with the completion of the BioFIT assay systems, certification of products, and completion of agreements with R.P. Scherer customers. The companies will market the program jointly. The terms of the agreement further call for Paracelsian to receive royalties on the sale of all BioFIT certified products and the establishment of minimum royalty payments.

In addition to the initial fees, Paracelsian Inc. will receive a minimum of $400,000 in royalty payments in the initial period of the agreement. Paracelsian must receive minimum royalties of $700,000 in the subsequent 12-month period. The agreement will continue to renew automatically upon the receipt of minimum prescribed royalty payments, with Paracelsian receiving royalties adjusted upward annually. The agreement also calls for negotiation of a worldwide agreement within 90 days, on terms and conditions essentially equivalent to those in the North American agreement.

The Company has also signed a collaborative research agreement with the Southern Research Institute. Under this agreement, the Southern Research Institute will invest in testing a series of the Company's Traditional Chinese Medicine (TCM) herbal extracts for "in vivo" (live) anti-tumor activity against human breast cancer and prostate cancer.

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

YEAR 2000 COMPLIANCE

The Company is currently analyzing the potential of the Year 2000 on the processing of date sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather then four) to define an application year. The Company is studying the impact of the Year 2000 problem on its accounting systems and other aspects of its business and as of June 30, 1998 does not believe that there will be any significant impact on the future financial position, operating results, and cash flows of the Company.

LIQUIDITY & CAPITAL RESOURCES

As of June 30, 1998, the Company maintained working capital of $247,000, which included cash and cash equivalents of $138,000.

The Company expects to continue its research and development efforts but focus them in different areas than prior years. The Company is in discussions with a number of companies and anticipates securing new sources of revenue as a results of such discussions. As a result of the R.P. Scherer agreement and other potential sources of revenue, the Company anticipates emerging from the development stage during fiscal 1999.

The Company has significantly reduced its personnel and other costs since June 1997 and will continue to operate in a cost effective manner in order to maximize the productivity of its cash reserves.

In January, 1998 the Company signed an agreement with Biomar International, Inc.("Biomar") in which Biomar agreed to purchase 3,571,429 shares of common stock for $500,000. In addition, Biomar received warrants to purchase an additional 2,971,429 shares of common stock at a price of $.175 per share or a total of $520,000. The warrants, in the aggregate amount of $520,000 were exercised on August 12, 1998.

This additional financing will enable the Company's available cash and existing sources of funding to satisfy its capital requirements for several months. Furthermore, on August 12, 1998 the Board of Directors approved a plan to restructure the terms of certain warrant agreements currently outstanding for the purpose of raising additional capital on a near to intermediate term basis. Management believes that it will be able to raise sufficient capital from these sources to sustain its liquidity needs until such time as revenues are adequate to provide internally generated funds. The Company's future capital requirements will depend on many factors, including its ability to generate significant revenues, and continued scientific progress in its research and development programs, and the magnitude of such programs. The Company intends to seek additional funding sources as necessary; however there can be no assurance that additional financing will be available on acceptable terms or at all.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

See Discussion in Form 10-QSB for the quarter ended March 31, 1998.

Item 6(a)    Exhibits
             --------

             None

Item 6(b)    Reports on Form 8-K.
             --------------------

             None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date     August 14, 1998
                                       PARACELSIAN, INC.

                                       By: /s/ Bernard M. Landes
                                          --------------------------------------
                                               Bernard M. Landes
                                               President and
                                               Chief Executive Officer