Form 10KSB
period 1998-09-30
PARACELSIAN INC /DE/
filed 1999-01-13
CIK 882362

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________


                           Commission File No. 0-19844
                                               -------

                                PARACELSIAN, INC.
             ------------------------------------------------------
                 (Name of small business issuer in its charter)


                Delaware                               16-1399565
--------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


    222 Langmuir Laboratories, Cornel Technology Park, Ithaca, New York 14850
--------------------------------------------------------------------------------
                    (Address of principal executive offices)          Zip Code

                    Issuer's telephone number: (607) 257-4224
--------------------------------------------------------------------------------

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

                    Redeemable Common Stock Purchase Warrants
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $ 55,730.

The aggregate market value of the voting stock (based on the closing price of such stock on NASD OTC Electronic Bulletin Board) held by non-affiliates of the Registrant at December 22, 1998 was approximately $7,637,595.

There were 18,690,253 shares of Common Stock and 1,736,870 Redeemable Common Stock Purchase Warrants outstanding at December 22, 1998.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY HISTORY

Paracelsian, Inc. ("Paracelsian" or the "Company") is a Delaware corporation that was incorporated in 1990. The Company's initial strategy was to refine and commercialize the Ah-IMMUNOASSAY(TM) for environmental applications. Management of the Company at that time believed that the refined Ah-IMMUNOASSAY(TM) would be effective as an inexpensive and easy to use test for the screening and monitoring of polluted soil and water samples. The Company received a patent for this application in October 1993, and began to develop a program to commercialize the technology. The result of this work is the Toxicological Screening Assay system.

In 1995, other patented assays developed as a result of the Company's ongoing research with the Ah-IMMUNOASSAY(TM) were used to screen potentially efficacious herbal extracts of Traditional Chinese Medicines ("TCM") for natural compounds which would be effective in treating different types of cancer. The 2,764 herbal extracts used in the screening are owned by the Company and were acquired in the purchase of Pacific Liaisons in 1994.

The screening work identified many promising drug candidates. One compound, Andrographalide, was identified by the Company's assay technology as having significant potential to inhibit excessive multiplication of cells involved in serious diseases such as cancer and viral infections. In addition,
Andrographalide has been found to be more effective when used together with several other compounds such as AZT.

In 1995, the Company made the decision to commercialize Andrographalide as a dietary supplement. A Phase I safety study to test for efficacy and toxicity of the compound was successfully conducted in January 1996 at Bastyr University in Seattle, Washington. Upon receiving positive results from the Bastyr study, the Company began developing two Andrographalide based retail products for the dietary supplement market. One product, AndroVir(TM), was targeted as a dietary supplement that enhanced the immune system for those suffering from viral infections. The other product, Androcar(TM), was to be marketed as enhancing the immune system for those suffering from neoplastic growth of tumors. Management planned to launch these products in May 1997. In March 1997, key management personnel resigned from the Company and the launch of the retail products was postponed until September 1997.

In June 1997, the US Food and Drug Administration ("FDA") ruled that the products could not be sold as dietary supplements with the intended market positioning and were to be classified, based on the marketing claims, as drugs. The drug classification meant the products would be subject to extensive animal and human clinical trials before the FDA would approve the products for market introduction. The company immediately canceled its launch of the two dietary supplements.

In January 1998, Biomar International, Inc., a Delaware corporation with its principal office in Chapel Hill, North Carolina ("Biomar"), purchased a significant interest in the Company. The stock purchase agreement gave Biomar the right to appoint a new Board of Directors. The new Board named Bernard Landes, Chairman of the Board, President and Chief Executive Officer. Mr. Landes, who had no prior relationship with the Company, has significant experience in the natural food products industry.

COMPANY BUSINESS

Paracelsian is a development stage bioscience and technology company that utilizes its proprietary screening technology to identify novel therapeutic compounds from herbal sources and to define the biological mechanisms through which herbal medicines affect cellular function. The screening technology has been developed by the Company to identify potential products that regulate the biological signals generated by targeted cells that result in controlled or uncontrolled cell growth and division. The Company's screening technology evaluates the effects of herbal products on intracellular signals referred to as "signal transduction technology".

Cellular signaling is one of the basic steps in biology and is necessary for normal growth of tissues to support life. The Company's technology enables researchers to observe signal transduction and measure the effects of chemicals contained in synthetic or natural compounds, such as herbal extracts, on cellular processes. In the course of these studies, the Company can distinguish the effects of such chemicals on targeted cells, thereby screening compounds within herbs and herbal extracts to identify those with promising therapeutic effects.

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

The  Company  has  the  ability  to  develop  novel   procedures  for  detecting
biologically relevant activities of complex mixtures of compounds (such as in the herbal extracts) or of the active constituents thereof. These procedures are generally referred to as bioassays.

The Company's assay technology enables researchers to measure the effects of chemicals contained in synthetic and natural compounds on normal and abnormal cell division and other biological processes. The ability to conduct in vitro screening of biological activity, quickly without lengthy and costly animal testing, is a significant innovation for researchers in the pharmaceutical, agrochemical, herbal supplement and environmental testing industries.

Typically, the Company will investigate the effect of a compound on a disease (such as cancer) or symptom (such as depression). The Company scientists conduct in depth research of the scientific literature and review the results of successful clinical trials to establish the best science for identifying the "mechanisms of action" associated with the disease or symptom. The Company scientists can then test new compounds for their effect on the "mechanism of action". For example, in the Drug Screen Assay System, the Company developed an assay that measures the cellular expression of an enzyme, CDK1. Through a literature search and through primary research the Company has identified the expression of CDK1 to be highly correlated with many types of cancers in humans and animals.

The Company designed and patented an assay to measure the amount of CDK1 expressed by a normal cell when it is exposed to a cancer-causing compound. In addition, the Company uses the assay to examine the amount of expression of CDK1 in a cancerous cell when it is exposed to a potentially efficacious compound or drug. The assumption behind the second test is that a compound, which lowered the CDK1 over expression in cancerous cells, may be effective in fighting cancer.

Paracelsian develops bioassay-based products that are used as diagnostic screening tools in markets where there is a need to quantify, quickly and easily, the effects of single compounds as well as complex mixtures of chemicals on cellular and biochemical function. Once the bioassays are developed for a specific use, the Company licenses the products and technology to well positioned commercialization partners within each targeted market. The Company expects to receive most of its future revenues from the royalties and licensing fees generated by the licensing agreements.

The Company's marketing and development program for bioassay products focuses on large commercial markets where: (1) there is a well established need for tools capable of screening complex versus simple mixtures of molecules; (2) the biotechnology-based approach to screening offers a significant cost or quality improvement versus the current approach, and (3) the acceptance of biotechnology-based screening tools in that industry is at an early stage.

To date, the Company has developed specific need-driven bioassay systems for three markets: (1) herbal supplements, (2) environmental testing, and (3) drug discovery and development.

                              PARACELSIAN PRODUCTS,
                              WITH MARKET AND NEED

--------------------------------------------------------------------------------
        PRODUCT                     MARKET                      NEED
================================================================================
        BIOFIT(TM)                                      ESTABLISH A QUALITY
     QUALITY ASSURANCE                                 ASSURANCE PROGRAM THAT
       ASSAY SYSTEM            HERBAL SUPPLEMENTS         CONFIRMS PRODUCT
                                                             BIOACTIVITY

--------------------------------------------------------------------------------
     AH-IMMUNOASSAY(TM)                                 QUICK, INEXPENSIVE FIELD
  TOXICOLOGICAL SCREENING     ENVIRONMENTAL TESTING    TEST FOR DIOXIN POLLUTION
      ASSAY SYSTEM

--------------------------------------------------------------------------------
                                                      MORE EFFECTIVE METHOD FOR
DRUG SCREENING ASSAY SYSTEM   NATURAL PRODUCT DRUG   SCREENING NATURAL COMPOUNDS
                            DISCOVERY AND DEVELOPMENT FOR THERAPEUTIC BENEFITS
--------------------------------------------------------------------------------


The herbal supplement market presents the opportunity to commercialize a quality assurance program that identifies the bioactivity present in herbal products, which are complex mixtures of substances. This product is a significant advance versus current practices for verifying the quality and the bioactivity of herbal products.

The Company entered into an agreement with R.P. Scherer North America in July 1998 that established R.P. Scherer as the exclusive marketing and distribution agent for Paracelsian's herbal quality assurance product, the BioFIT(TM) Certification program in North America. R.P. Scherer was also granted the worldwide rights to use the BioFIT(TM) program with its soft-gel products in the dietary supplement and OTC markets. R. P. Scherer, a subsidiary of Cardinal Health of St. Louis, MO, is the largest manufacturer of soft-gel capsules for use in the pharmaceutical and dietary supplement industries. The agreement is expected to result in the payment of significant development fees and licensing revenues to the Company in 1999.

Within the environmental and toxicological screening markets, the Company is in final negotiations with a large Japanese industrial conglomerate to license the Ah-IMMUNOASSAY(TM) technology for screening dioxin pollution in Japan. The Company anticipates receiving significant revenues from the agreement over the next three years.

Within the drug discovery market, the Company has entered into a collaborative research agreement with the Southern Research Institute. Under this agreement, the Southern Research Institute will test a series of the

Company's TCM herbal extracts for "in vivo" anti-tumor activity against human breast cancer and prostate cancer. The companies will jointly license and market promising products identified in the clinical studies.

Until 1998, the Company's strategy was to conduct "in-house" discovery and development of natural drug compounds. The strategy culminated in an attempt to launch a proprietary herbal supplement to enhance the immune system. In late 1997, the FDA ruled that the targeting of the product to those with cancer and HIV made the product a potential drug subject to the testing requirement of new drug compounds.

The new management team that was appointed after the January 1998 Biomar capital infusion refocused the Company's business strategy. Current management's priority is to create current income and increase shareholder value by maximizing the revenue potential of the Company's portfolio of patented assay technologies through licensing agreements and joint venture opportunities with outside partners. The Company will still devote resources to the discovery of herbal compounds that have the potential to become patented pharmaceutical products.

In 1999,  the Company  will  continue to pursue the  following  strategies:  (i)
Identify and develop new markets in industries which will benefit from the adoption of the bioassay testing technologies; (ii) Form co-development and licensing partnerships in these new markets with the industry leaders; (iii) Structure development agreements that will provide up front licensing payments and on-going royalties from partnership revenues; and (iv) Promote the bioassay technologies as the "Industry Benchmark" within these new industries. These strategies will be executed by focusing the Company's primary activities on the following three areas:

(1) Quality Assurance. The Company researches the scientific literature to determine the mechanisms of action for herbal or botanical products and develops assays to determine the range of activity for each of the biological functions the product could affect. The Company then uses its proprietary technology to evaluate these products based on how they perform in a scientifically selected battery of functional tests. If the product generates activity within the proper range for each of the activities being tested, the product is certified as BioFIT(TM), or "Bio Functional Integrity Tested," the Company's trademarked designation. BioFIT(TM) assays confirm consistent in vitro biological activities within a carefully defined range, closely associated with the benefit claims on the product's label. The Company intends to market the BioFIT(TM) designation to producers of herbal medicines and dietary supplements which the Company believes will enable these producers to (i) differentiate their products from similarly labeled products based on their products' consistent delivery of the benefits claimed by their producers; (ii) ensure "batch to batch" consistency in the production of their products; (iii) eliminate consumer confusion as to "which product to buy?"; and (iv) provide more "consistent" products and information in the herbal and dietary supplement market. The Company is completing initial BioFIT(TM) certifications for five herbal products. Assays to test these products are in the final stages of development. The Company is also working with the trade associations of the herbal and dietary supplement market to test product functionality.

The Company entered into an agreement with R.P. Scherer North America in July 1998 that established R.P. Scherer as the exclusive marketing and distribution agent for the BioFIT(TM) Certification program in North America. In a related agreement, R.P. Scherer was also granted the worldwide rights to use the BioFIT(TM) program with its soft-gel products in the dietary supplement and OTC markets. The agreements allow R. P. Scherer exclusive use of the BioFIT(TM) Quality Assurance Certification program for a line of herbal supplements to be offered in a softgel capsule form. R. P. Scherer, acting as a contract manufacturer, will market the product line to wholesale customers worldwide. The initial roll out of five herbal products, along with the commencement of revenue to the Company is anticipated to begin in the first quarter of 1999. The Company anticipates that the agreement will result in the payment of significant development fees and licensing revenues to the Company in 1999.

One of the herbal supplements being evaluated for the R. P. Scherer Agreement is Echinacea. In the dietary supplement industry, claims have been made that
Echinacea acts as an immune system enhancer. R. P. Scherer provided 5 commercially available Echinacea products for the Company to evaluate using the BioFIT(TM) Certification program. The results of the evaluation are illustrative.

After conducting a literature search and performing direct research, the Company scientists identified the TNF-alpha protein as the "mechanism of action" or biomarker for the stimulation induced in human immune cells. Company scientists then tested each supplement with the BioFIT(TM) Echinacea Assay to see which product was more effective in stimulating the TNF-alpha marker. The results of the test are summarized in Table 2.

Table 2 clearly indicated that Brand C has the greater effect on the TNF-alpha marker. The evaluation also shows the wide range of bioactivity found in the different samples. Ordinarily, there would be no way to test the effect of a complex herbal compound on the TNF-alpha response. Researchers would have to identify the compound in the herb that they thought stimulated the immune response in humans. They would then test their product for the concentration of that compound and compare it to a benchmark concentration.

In the case of Echinacea, some manufacturers standardize their product against a phenolic acid that is found only in Echinacea under the assumption that it is the active ingredient which results in the benefits claimed for the herbal supplement. Paracelsian scientists have found that it is possible to standardize the product for its concentration of the phenolic acid and have no bioactivity that would affect the human immune system.

The BioFIT(TM) Assay allows R. P. Scherer to identify the herb samples which have an effect on human immune cells without having to conduct human or animal clinical trials and offers an inexpensive way of accurately identifying sources of raw material which have high levels of the relevant bioactivity. In addition, R.P. Scherer can evaluate, quickly and easily, its competitors herbal supplements.


                           Echinacea - Preliminary Testing

                       Immune Support Product-Induced Stimulation
                           Macrophages to Produce TNF

                                        Product
                      ----------------------------------------------
                      Brand     Brand     Brand     Brand     Brand
                        A         B         C         D         E
                      -----     -----     -----     -----     -----

TNF-alpha Response    0.249     0.145     1.054     0.057     0.717


This new BioFIT(TM) Certification Program which utilizes a unique "functional" approach to quality assurance will provide the natural products consumers more accurate information when purchasing herbs and other botanical products. BioFIT(TM) Certification is based on demonstrated biological activity in the product and goes beyond current analytical techniques that only measure the presence or absence of certain marker compounds.

BioFIT(TM) Quality Assurance Certification bridges the gap between chemical assay methods of validation versus the use of animal and human clinical trials to validate the effectiveness of natural products relative to the structure and function claims being made.

         (2) Product Discovery and Development. The Company owns an extract library of approximately 2,764 Traditional Chinese Medicines and other plant materials which it has screened using its proprietary screening technology. Through this screening process, the Company has identified ten (10) potential therapeutic compounds that the Company intends to target as drug candidates.

In July 1998, the Company entered into a collaborative research agreement with the Southern Research Institute ("SRI") in Birmingham, Alabama. Under the Agreement, the scientists from the two companies will work to identify and develop compounds, such as Andrographalide, from the Company's TCM extract library, which have the potential to become anti-cancer pharmaceuticals. Several of the most promising extracts and Andrographalide are the subjects of animal trials currently underway at SRI. Management expects to obtain the results of the animal tests in the Spring of 1999. If the results are positive, SRI and the Company intend to proceed with the next phase of clinical trials. The goal of the SRI/Paracelsian collaboration is to partner with a major pharmaceutical partner to develop any potential drug candidates in the shortest possible time period.

         (3) Environmental Screening. The Company's patented Ah-IMMUNOASSAY(TM) detects potentially toxic dioxins in the environment and provides quick, accurate and inexpensive results compared to traditional analytical techniques. The potential applications for this assay include commercial incinerators, the organic farming industry and the general field of environmental management.

The Company has decided to focus its marketing and distribution resources on the use of the Ah-IMMUNOASSAY(TM) to detect dioxins in the Japanese market for the following reasons: (1) Japan has a serious dioxin pollution problem for which the government has only recently begun to enforce emission requirements; (2) incinerators that do not meet government emission requirements are being shut down, causing disruption in many industries; (3) unlike the US and Western European governments, the Japanese government has not imposed standards and types of tests to be used in monitoring pollution discharge and as a result companies are more open to new technologies which save money; and (4) unlike their counterparts in the US and Western Europe, industry leaders have acknowledged that dioxin is a problem. The Company is in final negotiations with a large Japanese industrial conglomerate to license the Ah-IMMUNOASSAY(TM) technology for screening dioxin pollution in Japan. The Company anticipates receiving significant revenues from the agreement over the next three years.

Future revenues are anticipated to be derived from sales of the Company's products and services that are currently under development and royalties in connection with licensing of its technology. There can be no assurance that the Company will be able to attain such revenues in sufficient amounts to achieve profitable operations. Results of operations in the future will be influenced by numerous factors, including the ability of the Company to develop and manage the introduction of its new services, market acceptance of the Company's services, competition and the ability to control costs.

INDUSTRY BACKGROUND

Paracelsian is a development stage biotechnology start-up company. The $17.4 billion Biotechnology Industry grew 19% in 1997. According to Ernst & Young, public companies account for $14.0 billion in revenues. Their revenues were derived from the following sources.

                         PUBLIC BIOTECHNOLOGY COMPANIES
                             REVENUE SOURCES IN 1997

                                     1997        % CHANGE    % OF TOTAL REVENUES
                                $ IN THOUSANDS   VS. 1996
--------------------------------------------------------------------------------
 PRODUCT SALES                      $10,635         20%              76%
--------------------------------------------------------------------------------
 CONTRACT/COLLABORATIVE RESEARCH    $ 1,550         58%              11%
--------------------------------------------------------------------------------
 ROYALTIES AND LICENSE FEES         $   815          9%               6%
--------------------------------------------------------------------------------
 INVESTMENT INCOME                  $   600         44%               4%
--------------------------------------------------------------------------------
 OTHER REVENUES                     $   432          1%               3%
--------------------------------------------------------------------------------
     TOTAL REVENUES                 $14,032         22%             100%

The industry has experienced significant revenue growth over the last few years, especially in the Product Sales category and as a result the industry is close to reaching the break-even point. For public companies, the industry net loss fell to $1.8 billion in 1997 compared to a $2.2 billion net loss on revenues of $11.5 billion in the previous year.

Ernst & Young segments the Products Sales category identified in Table 3 into six markets. They are: (1) Diagnostic tools, which includes blood and other medical diagnostic tests; (2) Therapeutic, which includes human health care products such as drug products and vaccines; (3) Agricultural, which includes microbial crop protectants, plant genetics, food processing and animal health;
(4) Supplier, which includes instrumentation, lab supplies and reagents and other similar products; (5) Chemical, environmental and services category, which includes fine chemicals, environmental diagnostics and bio-remediation; and (6) Break Away companies, which are engaged in the transfer and application of biotechnological innovations to new markets.

"Break-away" biotechnology companies such as Paracelsian apply their biologically based tools and technologies to markets where traditional technologies such as analytical chemistry are industry benchmarks. The more successful "break-away" company products provide significant advantages over non-biotechnology based competitors. The other segments of the industry have been slow to recognize substantial profits because of higher development expenses and agencies. The federal approval process for biotechnology medicines is both lengthy and expensive. According to a study by the U.S. Office of Technology Assessment, it costs $200 million to $350 million and takes from 7 to 12 years for a product to move through the drug development and FDA approval process, before the products can be sold.

COMPETITION

The major competitors for BioFIT(TM) are laboratories that have expertise working with biological assays. Two industries outside of the biotech industry that could potentially compete are clinical testing labs and toxicology and food safety laboratories. Major laboratories that provide testing services on a national basis include Smith Klein, Quest Diagnostics, Inc. and Laboratory Corp of America. These and other toxicology and food testing laboratories do not provide biofunctional testing that can demonstrate bioactivity of the supplement consistent with the benefits claimed. Some manufacturers provide "batch to batch" testing to insure manufacturing consistency. None of the manufacturers test to see if the supplement, when ingested according to directions, demonstrates bioactivity associated with the benefits claimed by the manufacturer.

The Company is aware of a number of other firms that have developed environmental field tests, but attempts to develop an antibody-based test for all dioxins have been unsuccessful. The introduction of the Ah-IMMUNOASSAY(TM) provides the first receptor-based environmental testing system. Although there is no single product presently in the marketplace that competes directly with the Ah-IMMUNOASSAY(TM), organizations in the field of environmental testing are potential competitors. Many large companies with extensive research and development, marketing, financial and other capabilities, as well as government funded institutions and smaller research firms are engaged in the development of diagnostic assays for environmental applications. A significant majority of the diagnostic tests developed for these companies, however, are designed for use in laboratories that require sophisticated instrumentation and skilled technicians. The Company has designed its Ah-IMMUNOASSAY(TM) as an inexpensive, quick turnaround methodology for use by minimally skilled personnel. The Ah-IMMUNOASSAY(TM) method does not currently compete with laboratory-based systems. Gas Chromatography with Mass Spectrometry ("GC/MS") is the "state of the art" procedure used for identifying and evaluating volatile and semi-volatile compounds in the environment. The instrumentation required for this analysis is extremely expensive and requires highly trained personnel. Pricing for the GC/MS and other comparable tests average about $4,500 per sample. The Company believes that the costs of using the Ah-IMMUNOASSAY(TM) offer a significant savings over those of testing with GC/MS. It also believes that the AH-IMMUNOASSAY(TM) is as sensitive for detecting small amounts of contaminant as is the GC/MS method.

There are a number of small biotechnology companies that focus on drug discovery. The Company competes on the basis of the combination of its therapeutic focus on anti-proliferative diseases, its novel screening technology and its large library of Chinese extracts with data on historical use.

DEPENDENCE ON A KEY DISTRIBUTOR AND CERTAIN INDUSTRIES

The Company's initial revenues are highly dependent upon the ability to market the BioFIT(TM) designation in the herbal and dietary supplement market. The Company has entered into an agreement with a leading manufacturer of herbal and other dietary supplement products to serve as the Company's exclusive agent for the marketing and distribution of its BioFIT(TM) Certification Program. The Company must therefore rely to a substantial degree on this company for the successful and timely launch of its BioFIT(TM) program. Failure to launch
BioFIT(TM) in a timely manner or failure to secure an adequate number of customers could have a material adverse effect on the Company. The Company's operations could also be materially and adversely affected by a general economic decline in the herbal and dietary supplement industries.

PATENTS

Much of the value of the Company's research is derived from the bioassay technologies developed and applied to the work on herbal drug discovery and cancer screening programs. Although the concept of using bioassays as a means of identifying important biological activities is a standard research procedure in the biotech industry and usually cannot be patented, the Company has developed significant experience and proprietary "know-how". Where possible, the Company has applied for product and process patents. In the course of its research, the Company obtained 3 US and foreign patents prior to 1998 which cover a wide range of commercial applications for the Ah-IMMUNOASSAY(TM) and other assay technologies. During 1998, the Company was granted two additional patents. One is for a novel method of treating HIV infection. The second relates to using the CDK1 Assay to quantify cancer causing activity of test substances, even those that have been previously thought to be non-genotoxic and/or non-mutagenic. The Company's scientists have been using the Assay to test the TCM library for cancer treatments. There are 2 additional patents filed and pending. The Company is actively seeking partners to fully develop the market potential of these patents.

The patents for the Dioxin Assay Systems are held by Cornell Research Foundation, Inc. ("Cornell Foundation"), which has granted an exclusive license to the Company in return for 195,190 shares of Common Stock of the Company. The Company has the right to sub-license under the license agreement. The license agreement also provides that the Cornell Foundation intends to maintain a passive non-voting position in the Company.

The Company believes that patent protection of materials or processes it develops and any products that may result from the Company's research and development efforts are important to the possible commercialization of these products. However, there can be no assurance that the Company's patents will afford adequate protection to the Company or its licensees. Further, there can be no assurance that any patents that have been or may be issued will provide the Company with significant protection from competitors. Other private and public entities may file applications for patents and other proprietary rights to technology which could be harmful to the commercialization of the services and products developed by the Company. The ultimate scope and validity of patents which are now owned by or which may be granted to third parties in the future, the extent to which the Company may wish or be required to acquire rights under such patents, and the cost or availability of such rights cannot be determined by the Company at this time.

The Company also relies on unpatented proprietary technology and no assurance can be given that others will not independently develop substantially equivalent proprietary information or otherwise gain access to the Company's proprietary technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology.

In  addition,   although  all  of  the   Company's   employees  are  parties  to
confidentiality   agreements   which  are  intended  to  protect  the  Company's
proprietary technology, there can be no assurance that any of such employees will not compromise any of the Company's proprietary rights.

GOVERNMENT REGULATION

As a result of the passage of the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), the dietary supplement industry enjoys substantial regulatory flexibility. The legislation creates a new statutory class of "dietary supplements" which is a subset of food. This new class includes vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances used to supplement the diet. DSHEA allows herbs and botanicals to be regulated as dietary supplements so long as no claims are made that such dietary supplements are intended for the diagnosis, cure, mitigation, treatment or prevention of disease in humans or other animals. If manufacturers or retailers characterize their product in a way which crosses over the line into claims that are allowed for drugs, the FDA has acted swiftly to remove the supplements from the market.

In North America the herbal segment of the dietary supplement market has grown from less than $1 Billion to more than $3 Billion since the passage of DSHEA. Manufacturers and retailers of herbal and botanical supplements have seized the opportunity to avoid significant regulatory costs and FDA oversight by identifying their products as a supplement under DSHEA. Large food manufacturers and pharmaceutical companies are moving into this marketplace with products for which they can make structure/function claims.

Most manufacturers who have launched new products under the DSHEA guidelines have avoided making claims about the efficacy of their product, but, the resulting lack of information with which to explain the safety and efficacy of their products has created a high level of confusion in the minds of consumers. As a result of the general confusion as to the efficacy of supplements and the tremendous increase in the number of herbal and botanical products on the market, consumers are demanding more reliable information. Unlike the regulations governing the drug manufacturing industries, herbal supplement manufacturers are not subject to well defined manufacturing guidelines. The dietary supplement industry has been slow to go beyond identifying the active ingredients in their products.

The BioFIT(TM) program is designed to: (a) differentiate those products able to consistently demonstrate bio-activity associated with the benefits claimed by the manufacturer or retailer, (b) ensure "batch to batch" consistency in the production of dietary products, (c) eliminate consumer confusion as to which product to purchase, and (d) provide a benchmark for evaluating the consistency of the product.

The BioFIT(TM) Assay allows identification of the herb samples which have an effect on human immune cells without having to conduct human or animal clinical trials and offers an inexpensive way of accurately identifying sources of raw material which have high levels of the relevant bioactivity. In addition, herbal manufacturers can evaluate, quickly and easily, its competitors' herbal supplements. BioFIT(TM) Quality Assurance Certification bridges the gap between chemical assay methods of validation versus the use of animal and human clinical trials to validate the effectiveness of natural products relative to the structure and function claims being made.

The Company does not anticipate that its drug discovery program will be effected by governmental regulations since the Company intends to license drug compounds to established pharmaceutical companies prior to extensive testing and development.

The health care industry is the subject of significant proposed legislation. The Company cannot predict what new legislation might be enacted or what regulations might be adopted or amended, or if enacted, adopted or amended, the effect thereof on the Company's operations. Any change in applicable law or regulation may have a material effect on the business of the Company.

FUNDING OF RESEARCH AND DEVELOPMENT

The Company expended $1,409,686 in 1997 and $633,595 in 1998 on research and development.

COSTS OF ENVIRONMENTAL COMPLIANCE

The Company believes it is in compliance with all applicable environmental laws and the cost of such compliance to the Company has been minimal.

EMPLOYEES

In addition to Mr. Landes, the Company employs 10 full and 2 part-time people. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be excellent. All employees of the Company are signatories to confidentiality agreements that restrict proprietary right in, and commercial development of, all technology developed by the employees.

The Company does not currently have a complete management team. Key positions not yet filled include Chief Financial Officer, Chief Operations Officer, Vice President of Science, and Vice President of Business Development. Presently, these functions are performed by Bernard Landes, Ph.D., the Company's Chairman, President and Chief Executive Officer, as well as by certain members of the Company's Board of Directors. The loss of the services of Mr. Landes could have a material adverse effect on the Company. In addition, the Company's performance depends on its ability to attract and retain qualified management, professional, scientific, sales and technical operating staff. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's executive offices and research facilities are located at Langmuir Laboratories in Ithaca, New York, and occupy approximately 6,000 square feet at that location. The Company occupies this space under a one-year lease from Cornell University, which expires in April 1999, and provides for automatic renewals. At this time, the Company believes that this space is sufficient for its administrative offices as well as currently contemplated manufacturing and research and development activities. However, current initiatives underway, if successful, could require expansion of both office and laboratory space. The Company believes that the cost of the space is competitive.

ITEM 3.  LEGAL PROCEEDINGS

In addition to routine litigation that is incidental to its businsess, the Company is a party to the following litigation:

         PARACELSIAN, INC. V. BABISH: This case was filed in US District Court for the Northern District of New York in April 1997 alleging breach of fiduciary duty, wrongful competition, conversation, trademark infringement, insider trading and related claims against John G. Babish, a former officer and director of the Company. Defendant counterclaimed for alleged breach of contract regarding stock warrants issued to him by the Company. The case was dismissed by the court pursuant to a settlement agreement executed by the parties prior to September 30, 1998. The settlement agreement ends any reasonable risk of potential loss to the Company arising from the subject matter of the action.

         HADYK, ET AL. V. JOHN G. BABISH, ET AL.: This case was commenced in New York State Supreme Court (Onondaga County) in June 1993 by certain persons, individually and doing business as In Vitro Bioanalytic Systems, against the Company, Dr. John G. Babish, a former officer and director of the Company, and Edward Heslop, a founding shareholder of the Company, primarily as an action for money damages and injunctive relief against the Company for alleged misappropriation of proprietary information and unfair competition. The plaintiffs allege, among other things, that in 1990, prior to the Company's incorporation, a partnership had been formed with Messrs. Babish and Heslop to commercialize products that the Company was developing. Damages, an accounting and an injunction are being sought against the Company. By decision dated September 14, 1994, the Court dismissed certain of the plaintiffs' claims against the Company while permitting a claim alleging unfair competition to proceed. Discovery has been temporarily stayed pending resolution of a motion for summary judgment brought by certain of the Company's co-defendants. That motion, if successful, will fully resolve the case in favor of the Company. The Company believes that the suit against it is without merit and intends to defend the case vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, par value $0.01 per share (the "Common Stock"), commenced trading on February 11, 1992 on the over-the-counter market and was quoted on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") under the symbol PRLN until October 7, 1998 when it moved to the over-the-counter Bulletin Board. The Company's Redeemable Common Stock Purchase Warrants (the "Warrants") commenced trading on September 24, 1993 on the over-the-counter market and are quoted under the symbol PRLNW.

The following table sets forth the high and low bid prices for the Common Stock and Warrants during the periods indicated as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, markdowns or commissions.

                              Common Stock                       Warrant
                        ------------------------         -----------------------
                        High Bid         Low Bid         High Bid        Low Bid
                        --------         -------         --------        -------

FISCAL 1997
First Quarter            1-11/16          1-1/2             7/16            3/8
Second Quarter             1-3/8          1-1/4             7/16          11/32
Third Quarter                1/8            1/8              1/8            1/8
Fourth Quarter             15/32           7/16             1/16           1/16

FISCAL 1998
First Quarter              17/32           3/16             3/32           1/32
Second Quarter             17/32           3/32              1/8           1/32
Third Quarter              27/32          13/32              1/8           1/32
Fourth Quarter             1-1/4            1/2              1/4           1/32

As of December 22, 1998, the Company had 18,690,253 shares of Common Stock outstanding held by 306 record holders. As of such date, the Company had 1,736,870 Warrants outstanding and 63 record holders of Warrants.

The Company did not pay cash dividends on the Common Stock during the two fiscal years ended September 30, 1998. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate that cash dividends will be paid until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings or any earnings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a development stage enterprise, the Company, since inception, has been primarily engaged in research, product engineering, and capital formation. As such, the Company has not generated significant revenues to date on a recurring basis.

Since January 1998, a significant portion of the new management team's strategy has been focused on the development of its BioFIT(TM) (Bio Functional Integrity Tested) quality assurance program. This unique testing program is able to certify consistent bio-functionality of herbal and other dietary supplements. This new "functional" approach to quality assurance will assist consumers in selecting herbs and other botanical products based on their demonstrated biological activity, rather than relying solely on analytical techniques which measure only the presence or absence of certain marker compounds.

The Company has entered into an agreement with R.P. Scherer North America that establishes them as the exclusive marketing and distribution agent for the BioFIT(TM) certification program in the dietary supplement and OTC market segments in North America. The agreement also provides for collaboration between the two companies on the development of new dietary supplements and OTC products. The agreement, among other things, provides for payments to the Company for the development of each bioassay, payment for each certification, and payment of royalties on all sales of BioFIT(TM) certified products.

Although the BioFIT(TM) program will be introduced in the North American market, the program will be expanded to a worldwide basis on terms that are essentially equivalent to the North American agreement.

Management anticipates the commencement of revenues from the BioFIT(TM) program in January 1999 with a gradual ramp-up and expansion of the program throughout the year. Consequently, the Company is expected to emerge from the development stage during the first half of 1999.

RESULTS OF OPERATIONS

The Company's fiscal '98 net loss of $2,008,000 is approximately $1,934,000 less than the fiscal '97 loss of $3,942,000. Although revenues increased from $6,100 in fiscal '97 to $55,700 in fiscal '98, those revenues are incidental and not representative of the Company's future plans and expectations. The reduction in the loss is primarily attributable to reduced levels of expenditures, both in research and development and general and administrative expenses. Additionally, fiscal '97 included approximately $300,000 of costs associated with an aborted product launch that were not incurred in 1998. In late 1997, the Company had begun to reduce staff levels and reduce expenses to conserve cash after the failed product launch. The successor management team has continued to operate throughout 1998 with modest staff levels and has particularly focused on resolving costly litigation that had been a significant drain on both human and financial resources. Management views fiscal '98 as a transitional year, of resolving old problems and redirecting the focus of the Company toward generating a recurring and growing revenue stream.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998 the Company maintained working capital of approximately $219,000 which included approximately $250,000 of cash. Subsequent to fiscal year end, in December 1998, the Company raised $250,000 in cash through a private placement of its common stock at the then current market value. Management believes that these resources are adequate to provide for its operating needs until such time as its revenue stream commences. Management further believes that it can successfully raise additional capital if necessary to support its continued operations until such time as revenues are sufficient to provide internally generated funds. The Company presently intends to pursue additional capital of $1 million to $1.5 million in the near term, if available on reasonable terms, to provide resources for the hiring of additional personnel, expansion and/or relocation of lab facilities, and the acceleration of product development efforts. Of course, there can be no assurance that additional financing will be available on acceptable terms or at all.

YEAR 2000 COMPLIANCE

The Company continues to monitor its exposure to the year 2000 computer problem. Management believes that all of the Company's date sensitive computer equipment and software is Y2K compliant, and is not aware of any vendor or customer Y2K problems that could have a significant impact on the financial position or results of operations of the Company. To date, the Company has not incurred any significant expense with respect to this issue and does not anticipate any significant related expense in the future.

Item 7.  FINANCIAL STATEMENTS

Independent Auditors' Report.

Consolidated Balance Sheet as of September 30, 1998.

Consolidated Statements of Operations for the years ended September 30, 1998 and 1997, and the cumulative period from April 15, 1991 inception to September 30, 1998.

Consolidated Statements of Stockholders' Equity for the years ended September 30, 1998 and 1997 and the cumulative period from April 15, 1991 (inception) to September 30, 1998.

Consolidated Statements of Cash Flows for the years ended September 30, 1998 and 1997 and the cumulative period from April 15, 1991 (inception) to September 30, 1998.

Notes to Consolidated Financial Statements.

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        Consolidated Financial Statements

                 For the years ended September 30, 1998 and 1997

                   (With Independent Auditors' Report Thereon)


Consolidated Balance Sheets ..................................................F2

Consolidated Statements of Operations ........................................F3

Consolidated Statements of Stockholders' Equity ..............................F4

Consolidated Statements of Cash Flows ........................................F5

Consolidated Statements of Cash Flows (Continued) ............................F6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Paracelsian, Inc.

We have audited the accompanying consolidated balance sheet of Paracelsian, Inc. and subsidiary (a development stage enterprise) as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1998 and 1997 and for the period from April 15, 1991 (inception) to September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders' equity, and cash flows for the period April 15, 1991 (inception) to September 30, 1998 include amounts for the period from April 15, 1991 (inception) to September 30, 1991 and for each of the years in the four-year period ending September 30, 1995, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period April 15, 1991 (inception) through September 30, 1995 is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paracelsian, Inc. and subsidiary (a development stage enterprise) as of September 30, 1998, and the results of their operations and their cash flows for the years ended September 30, 1998 and 1997 and for the period April 15, 1991 (inception) to September 30, 1998, in conformity with generally accepted accounting principles.

Raleigh, NC                                                KPMG PEAT MARWICK LLP
January 11, 1999

                                         F1

                           PARACELSIAN, INC. AND SUBSIDIARY
                             (A Development Stage Company)

                              Consolidated Balance Sheet

                                  September 30, 1998


                                        ASSETS

                                                                             1998
                                                                         ------------
Current Assets:
    Cash and cash equivalents                                            $    250,542
    Inventory                                                                 171,689
    Prepaid expenses and other current assets                                  84,177
                                                                         ------------

               Total current assets                                           506,408
                                                                         ------------

Equipment, net                                                                264,724

Other Assets:
    TCM extracts on-hand                                                      311,259
    Licensing agreement, net                                                  175,257
    Patents and trademarks, net                                               183,703
    Note receivable                                                           148,750
                                                                         ------------

                                                                              818,969
                                                                         ------------

                                                                         $  1,590,101
                                                                         ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                     $     69,635
    Accrued expenses                                                          162,338
    Current portion of capital lease obligation                                 9,799
    Current portion of notes payable                                           45,716
                                                                         ------------

               Total current liabilities                                      287,488

Long term portion of capital lease obligation                                  16,258
Long term portion of notes payable                                             19,721
                                                                         ------------

               Total current and long term liabilities                        323,467

Commitments and Contingency

Stockholders' Equity:
    Common stock, $.01 par value: 35,000,000 shares authorized
       and 17,942,725 shares outstanding September 30, 1998                   179,424
    Additional paid-in capital                                             23,058,936
    Deficit accumulated during the development stage                      (20,629,211)
    Treasury stock, at cost; 265,478 shares                                (1,342,515)
                                                                         ------------

               Total stockholders' equity                                   1,266,634
                                                                         ------------

                                                                         $  1,590,101
                                                                         ============

See accompanying notes to consolidated financial statements.

                                       F2

                                PARACELSIAN, INC. AND SUBSIDIARY
                                 (A Development Stage Company)

                             Consolidated Statements of Operations

                 For the years ended September 30, 1998 and 1997 and cumulative period from April 15, 1991 (inception) to September 30, 1998

                                                                                 CUMULATIVE
                                                                                 PERIOD FROM
                                                     YEAR ENDED SEPTEMBER 30,    INCEPTION TO
                                                   --------------------------    SEPTEMBER 30,
                                                       1998           1997          1998
                                                   -----------    -----------    -----------
Revenues:
    Marketing rights                                $        --             --        254,995
    Products                                             14,312          4,900        177,025
    Product testing                                      41,418             --         41,418
    Product royalties                                        --          1,246          1,246
    Subscription revenue                                     --             --         31,625
                                                    -----------    -----------    -----------

                                                         55,730          6,146        506,309

Operating expenses:
    Research and product engineering                    633,595      1,409,686      7,676,215
    General and administrative                        1,459,925      2,436,939     11,471,689
    Product launch costs                                     --        300,544        300,544
    Cost of product sold                                     --             --         95,023
                                                    -----------    -----------    -----------

                                                      2,093,520      4,147,169     19,543,471
                                                    -----------    -----------    -----------
            Loss from operations during the
               development stage                     (2,037,790)    (4,141,023)   (19,037,162)

Interest income, net                                     22,608        167,754        497,463
Gain on sale of assets                                    6,968         31,520         38,488
                                                    -----------    -----------    -----------

            Net loss during the development stage   $(2,008,214)    (3,941,749)   (18,501,211)
                                                    ===========    ===========    ===========

            Net loss per weighted average share
               of common stock - basic and diluted  $     (0.14)         (0.33)
                                                    ===========    ===========

Weighted average number of shares outstanding        14,724,927     11,956,171
                                                    ===========    ===========


See accompanying notes to consolidated financial statements.

                                              F3


                                                  PARACELSIAN, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)

                                           Consolidated Statements of Stockholders' Equity

                             For the years ended September 30, 1998 and 1997, and the cumulative period from April 15, 1991 (inception) to September 30, 1998

                                                                                             DEFICIT
                                                                                             ACCUMULATED
                                       PREFERRED STOCK        COMMON STOCK        ADDITIONAL DURING THE
                                       ----------------  ----------------------    PAID-IN   DEVELOPMENT    TREASURY
                                       SHARES   AMOUNT     SHARES      AMOUNT      CAPITAL      STAGE        STOCK        TOTAL
                                       -------  -------  -----------  ---------  ----------- -----------  -----------  -----------
Issuance of common stock                    --  $    --    5,349,554  $  53,493    8,804,599          --           --    8,858,092
Redemption of common stock                  --       --     (245,000)    (2,450)          --          --           --       (2,450)
Initial public offering of
  common stock, net of costs                --       --    1,150,000     11,500    5,103,451          --           --    5,114,951
Issuance of warrants and options            --       --           --         --      168,500          --           --      168,500
Warrant dividend                            --       --           --         --      436,898    (500,000)          --      (63,102)
Issuance of preferred stock            102,351    1,024           --         --    4,978,573          --           --    4,979,597
Purchase of treasury stock                  --       --           --         --           --          --   (1,342,515)  (1,342,515)
Conversion of preferred stock         (102,351)  (1,024)   5,371,010     53,710      (52,686)         --           --           --
Preferred dividends and
      beneficial conversion feature         --       --           --         --    1,628,000  (1,628,000)          --           --
Exercise of warrants and options            --       --      309,518      3,095      908,670          --           --      911,765
Net loss                                    --       --           --         --           -- (12,551,248)          --  (12,551,248)
                                       -------  -------  -----------  ---------  ----------- -----------  -----------  -----------

Balance, September 30, 1996                 --       --   11,935,082    119,348   21,976,005 (14,679,248)  (1,342,515)   6,073,590

Issuance of Common Stock for
     services rendered - January 1997       --       --        7,285         72       22,835          --           --       22,907
Termination of warrants - February 1997     --       --           --         --      (35,000)         --           --      (35,000)
Repayment of officer stock
     subscription receivable                --       --           --     89,850           --          --       89,850
Issuance of Common Stock for
      services rendered - July 1997         --       --       62,500        625       30,625          --           --       31,250
Net loss (for the year ended
      September 30, 1997)                   --       --           --         --           --  (3,941,749)          --   (3,941,749)
                                       -------  -------  -----------  ---------  ----------- -----------  -----------  -----------

Balance, September 30, 1997                 --       --   12,004,867    120,045   22,084,315 (18,620,997)  (1,342,515)   2,240,848

Issuance of Common Stock for
      services rendered - January 1998      --       --      100,000      1,000       13,000          --           --       14,000
Issuance of Common Stock - January 1998     --       --    3,571,429     35,715      464,285          --           --      500,000
Exercise of warrants                        --       --    2,971,429     29,714      490,286          --           --      520,000
Surrender of shares - March 1998            --       --     (705,000)    (7,050)       7,050          --           --           --
Net loss (for the year ended
      September 30, 1998)                   --       --           --         --           --  (2,008,214)          --   (2,008,214)
                                       -------  -------  -----------  ---------  ----------- -----------  -----------  -----------

Balance, September 30, 1998                 --  $    --   17,942,725  $ 179,424   23,058,936 (20,629,211)  (1,342,515)   1,266,634
                                       =======  =======  ===========  =========  =========== ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

                                                                 F4

                                  PARACELSIAN, INC. AND SUBSIDIARY
                                    (A Development Stage Company)

                                Consolidated Statements of Cash Flows

                           For the years ended September 30, 1998 and 1997
             and cumulative period from April 15, 1991 (inception) to September 30, 1998


                                                                                      CUMULATIVE
                                                                                      PERIOD FROM
                                                                                      INCEPTION TO
                                                                                      SEPTEMBER 30,
                                                            1998           1997           1998
                                                        -----------    -----------    -----------
Cash flows from operating activities:
    Net loss                                            $(2,008,214)    (3,941,749)   (18,501,211)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Gain on sale of assets                                (6,968)            --         (6,968)
       Non-cash compensation expense                         14,000             --      1,242,275
       Other non-cash expenses                              232,551        369,545      1,742,754
       Depreciation and amortization                        439,872        469,368      1,686,845
       Changes in assets and liabilities:
          (Increase) decrease in inventory                  (15,366)      (156,323)      (171,689)
          (Increase) decrease in prepaid
             expenses and other current assets              (22,740)       216,930        (54,757)
          (Decrease) increase in accounts payable          (199,067)       (21,207)       424,157
          (Decrease) increase in due to related party       (18,557)       (59,040)            --
          (Decrease) increase in deferred revenue                --        (46,858)            --
          (Decrease) increase in accrued expenses           (18,326)       (12,126)       162,338
                                                        -----------    -----------    -----------

                           Net cash used in
                             operating activities        (1,602,815)    (3,181,460)   (13,476,256)
                                                        -----------    -----------    -----------

Cash flows from investing activities:
    Purchase of equipment                                    (1,215)       (16,887)      (733,401)
    Proceeds from sale of equipment                           6,968             --         26,968
    Acquisition of licensed technology                           --         (3,656)       (53,656)
    Acquisition of patents and trademarks                   (77,626)       (48,150)      (430,579)
    Acquisition of New Century Nutrition newsletter              --             --       (350,000)
    Acquisition of option for East West Herbs, Ltd.
       and related acquisition costs                             --             --        (92,866)
    Loan to East West Herbs, Ltd.                                --             --       (340,000)
    Payment from East West Herbs, Ltd.                       42,500             --         42,500
                                                        -----------    -----------    -----------
                           Net cash used in investing
                             activities                     (29,373)       (68,693)    (1,931,034)
                                                        -----------    -----------    -----------

                                                                     (Continued)

                                       F5

                                          PARACELSIAN, INC. AND SUBSIDIARY
                                            (A Development Stage Company)

                                        Consolidated Statements of Cash Flows

                                 For the years ended September 30, 1998 and 1997 and
                                  cumulative period from April 15, 1991 (inception)
                                               to September 30, 1998


                                                                                                        CUMULATIVE
                                                                                                        PERIOD FROM
                                                                                                        INCEPTION TO
                                                                                                        SEPTEMBER 30,
                                                                              1998          1997           1998
                                                                          -----------    -----------    -----------
Cash flows from financing activities:
    Sale of common stock, initial public offering,
       net of costs                                                                --             --      5,124,014
    Sale of common and preferred stock, net of costs                          500,000             --     10,830,109
    Proceeds from the exercise of warrants                                    520,000             --      1,186,295
    Proceeds from the exercise of options                                          --             --         37,500
    Termination of warrants                                                        --        (35,000)            --
    Purchase of treasury stock                                                     --             --     (1,342,515)
    Cost of warrant dividend                                                       --             --        (63,102)
    Payment on equipment contract                                                  --             --        (90,950)
    Payment on capital lease obligations                                       (5,155)            --         (5,155)
    Payments on notes payable                                                 (18,364)            --        (18,364)
                                                                          -----------    -----------    -----------

                           Net cash provided by (used in)
                             financing activities                             996,481        (35,000)    15,657,832
                                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                         (635,707)    (3,285,153)       250,542

Cash and cash equivalents, beginning of period                                886,249      4,171,402             --
                                                                          -----------    -----------    -----------

Cash and cash equivalents, end of period                                  $   250,542        886,249        250,542
                                                                          ===========    ===========    ===========

Supplemental disclosures:
    Cash paid during the period for interest                              $     7,778          4,484         27,062
                                                                          ===========    ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:
       Fair value of assets acquired, net of cash acquired                $    31,212             --      1,733,212
       Less - liabilities assumed                                              31,212             --         83,212
       Less - issuance of common stock                                             --             --      1,644,000
                                                                          -----------    -----------    -----------

                           Net cash paid                                  $        --             --          6,000
                                                                          ===========    ===========    ===========

       Warrant dividend                                                   $        --             --        500,000
       Issuance of common stock/warrants for services
          and to reduce short-term liabilities                            $    14,000         54,157        565,231
       Purchase of equipment                                              $        --             --         90,950
       Repayment of officer stock subscription receivable                 $        --         89,850         89,850
       Issuance of common stock for licensing and
          technology rights                                               $        --             --          3,338


See accompanying notes to consolidated financial statements.


                                                        F6

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



(1)    ORGANIZATION, BUSINESS, AND RISK FACTORS

       (a)    ORGANIZATION AND BUSINESS

              Paracelsian, Inc., (the "Company") is a bio-science and technology company that utilizes its proprietary screening technology to identify novel therapeutic compounds from herbal and other botanical sources and to define and/or confirm the biological mechanisms through which traditional herbs and other botanicals provide the therapeutic or functional benefits suggested by their traditional use. This technology has been developed by the Company to identify potential products that inhibit the biological signals generated by targeted cells that result in controlled or uncontrolled growth and division. The Company's screening technology evaluates the effects of herbal and other botanical products on intracellular signals referred to as "Signal Transduction Technology."

              Cell division is one of the basic steps in biology necessary for normal growth of tissues to support life. The Company's technology enables researchers to observe signal transduction and measure the effects of chemicals contained in synthetic or natural compounds, and chemicals occurring in nature such as herbs and combinations of herbal extracts, on cell division. In the course of these observations, the Company can distinguish the effects of such chemicals on targeted cells, thereby screening compounds to identify those with promising favorable therapeutic effects. (This proprietary technology, including the components, methods, procedures and know-how employed in this screening process, is referred to herein as the "Screening Technology")

              In October 1994, Pacific Liaisons (Pacific), a partnership engaged in identifying and acquiring biologically active drugs, natural products and foods from Eastern Asia, merged with a wholly-owned subsidiary of the Company and the Company now maintains a large library of natural medicinal extracts. These extracts are being processed with the Company's screening technology to identify potential candidates for drug or dietary supplement development. The Company also has access to the informational database related to the medicinal extracts, which contains, among other things, a history of the usage of each extract.

       (b)    DEVELOPMENT STAGE COMPANY AND RISK FACTORS

              The Company is considered to be a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." Since inception, the Company has been primarily engaged in research, product engineering and raising capital.

                                      F7
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



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

              As shown in the accompanying financial statements, the Company incurred a net loss of approximately $2,000,000 and $3,900,000 for the years ended September 30, 1998 and 1997, respectively, and has working capital of approximately $219,000 as of September 30, 1998. The Company continues to expend funds on product research and development and general and administrative expenses, however, under the direction of a new management team and Board since January, 1998, expenditures have been reduced from prior year levels, and efforts have been focused on developing a recurring revenue stream. Management anticipates that revenues from its BioFIT(TM) quality assurance program will commence in January, 1999, and that revenues associated with its AhIMMUNOASSAY will also commence during the second quarter of fiscal 1999. The Company raised $250,000 of capital in December, 1998 through a private placement of common stock. Management believes that the combination of that additional capital and its anticipated revenue stream will enable the Company to continue its operations and emerge from the development stage in 1999.


(2)    SIGNIFICANT ACCOUNTING POLICIES

       (a)    CONSOLIDATION

              The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly-owned subsidiary
              ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

       (b)    CASH AND CASH EQUIVALENTS

              Cash equivalents consist of highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 1998.

                                       F8
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997

       (c)    RESEARCH AND PRODUCT ENGINEERING

              Company-sponsored research and product engineering expenditures have been charged to expense as incurred. These costs consist primarily of employee salaries and direct laboratory costs. The cost of extracts used in research and development activities is expensed as consumed.

       (d)    INVENTORY

              Inventory represents tablets of Andrographis paniculata held for resale at cost.

              In the opinion of management the inventory held by the Company as of September 30, 1998 will be recovered by the sale of the ANDROGRAPHIS PANICULATA tablets during the year ending September 30, 1999.

       (e)    NET LOSS PER SHARE

              For the year ended September 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with this statement, primary net loss per common share is replaced with basic loss per common share which is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Fully diluted net loss per common share is replaced with diluted net loss per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, stock subscriptions, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, stock warrants, stock subscriptions, and convertible preferred stock would have an antidilutive effect. The adoption of SFAS No. 128 had no affect on prior period per share data.

              The computation of net loss per share is as follows:

                                                  YEAR ENDED SEPTEMBER 30,
                                             --------------------------------
                                                   1998             1997
                                             --------------     -------------

           Net loss to common
                stockholders                 $   (2,008,214)       (3,941,749)
                                             ==============     =============

           Weighted average shares
                outstanding                      14,724,927        11,956,171
                                             ==============     =============

           Net loss per share of
                common stock                 $       (0.14)             (0.33)
                                             =============      =============

                                       F9
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



       (f)    PATENTS AND TRADEMARKS

              The Company has acquired or applied for certain patent and trademark rights. Costs associated with the acquisition and application for these rights have been capitalized and are being amortized on the straight-line method over the estimated legal lives of the assets which range from 15 to 17 years. Accumulated amortization of the patents and trademarks totaled $94,747 at September 30, 1998. In 1997 the Company wrote off the value of $162,770 related to patents and trademarks no longer being pursued by the Company.

       (g)    EQUIPMENT AND DEPRECIATION

              Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Equipment consists of the following at September 30, 1998:

                                             Useful Lives            1998
                                             ------------       ----------------

                Laboratory equipment           10 Years           $  536,203
                Office furniture and
                    equipment                  10 Years               87,292
                Computer equipment             10 Years              133,852
                                                                  -------------

                                                                     757,347
                Less - accumulated
                    depreciation                                     492,623

                                                                  $  264,724

              Depreciation expense of $72,782 and $96,598 was charged to operations for the years ended September 30, 1998 and 1997, respectively.

       (h)    INCOME TAXES

              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


                                      F10
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



       (i)    USE OF ESTIMATES

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


(3)    PRODUCT LAUNCH

       During 1997, the Company intended to launch the dietary supplements AndroVir and AndroCar to persons with HIV and cancer respectively. In April 1997, the Company was advised by the Food and Drug Administration that the marketing of these products to persons with these diseases would constitute claims that the products are intended to treat persons with serious diseases and thus intended for drug use and not dietary supplement use. After careful consideration the Company decided to cancel the launch. The Company incurred approximately $300,000 of related costs which were expensed in the year ended September 30, 1997. The underlying compound, along with three others from the Company's inventory of traditional Chinese medicine ("TCM") extracts, is presently being tested on human cancer tumors grown in laboratory mice under a collaborative research agreement with the Southern Research Institute in Birmingham, Alabama. Management intends to use the test results to determine an appropriate course of action for the further development and marketing of the product.


                                      F11
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997

(4)    ACQUISITIONS

       (a)    EAST WEST HERBS, LTD.

              On April 9, 1996, the Company signed an option to acquire East West Herbs Ltd. of Kingham, England. East West Herbs Ltd. markets and distributes traditional Chinese medicines in the United Kingdom and throughout Europe. Under terms of the option, the Company had the right to acquire all of the outstanding shares of East West Herbs Ltd. on or before April 6, 1997 for $780,000 in cash and shares of the Company with a value of approximately $2,400,000 for a total proposed acquisition price of $3.2 million. Consideration for the option was made in the form of an option fee of $20,000 and a working capital loan of $340,000. The loan was to be used by East West Herbs Ltd. for inventory purchases, continuing research and development including the clinical trials of two herbal products for cancer patients and corporate working capital. In connection with the option and loan agreements, the Company also incurred other direct costs of $92,866 which were written off in 1997 because the Company elected not to exercise its option.

              The loan originally provided for repayment in eight equal quarterly installments of $42,500 plus interest at the LIBOR rate. Since making the first installment payment and related accrued interest, East West Herbs Ltd. has not made additional payments and is currently in default on the obligation. The parties are currently negotiating the terms of a work-out agreement that would provide an extension of time (up to two years) for principal repayment, change the interest rate to prime plus 2% and further collateralize the repayment obligation. Management has determined that this note is impaired. Accordingly, the Company has classified the entire obligation as non-current, deferred the recognition of related interest income until collected, and has provided a reserve of $148,750 for collectibility.

              The eventual collectibility of the loan will be subject to East West Herbs' ability to achieve profitable operations and positive cash flow in the future and the financial resources of the loan's guarantor.


                                      F12
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



       (b)    PACIFIC LIAISONS

              During October 1994, a wholly-owned subsidiary of the Company acquired Pacific Liaisons for approximately $1.6 million in common stock. The acquisition has been accounted for using the purchase method and the accompanying statement of operations includes the results of operations of Pacific Liaisons from October 25, 1994. The allocation of the purchase price was based on an independent appraisal of certain assets acquired which include TCM extracts and a licensing agreement. The approximately 2,800 TCM extracts can be sold outright or utilized in various research and development applications using the Company's screening technology. It is the Company's intention to sell/license the extracts to established pharmaceutical and biotechnology companies. Effective October 1, 1995, the Company elected to begin amortizing the cost of the TCM extracts on a straight line basis over a five-year period, which represents the estimated period over which the extracts will be used in the Company's research and development efforts. Amortization of the extracts totaling $155,600 is included in research and product engineering expense in the accompanying consolidated statements of operations for each of the years ended September 30, 1998 and 1997.

              Through the licensing agreement with the Institute of Nutrition and Food Hygiene, an institute within the Chinese Academy of Preventive Medicine, the Company has the exclusive right to acquire up to 10,000 additional extracts. The licensing agreement is being amortized over a period of five years commencing in October 1994. Amortization of the license agreement totaling $192,000 is included in research and product engineering expense in the accompanying consolidated statements of operations for each of the years ended September 30, 1998 and 1997.


(5)    STOCKHOLDERS' EQUITY

       (a)    COMMON STOCK OFFERINGS

              In January 1998, the Company sold 3,571,429 shares of common stock for $500,000 to Biomar International, Inc. ("Biomar"). Biomar also received warrants to purchase an additional 2,871,429 shares of common stock at a price of $520,000. In August 1998, Biomar exercised its warrants. Biomar became the major shareholder and has three of its representatives serving on the nine member Board of Directors. Biomar is controlled by T. Colin Campbell a director of the Company and his son, T. Nelson Campbell, a former Vice President of the Company and current director.

              The Company used the proceeds for working capital and research and development.

                                      F13
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



       (b)    OTHER TRANSACTIONS

              In June 1996, the Company sold an investor 350,000 warrants at $.10 per warrant to purchase 350,000 shares of common stock at $5.25 per share. The warrants could be exercised at any time over a three-year period. The cash received for the warrants of $35,000 was reflected as an addition to additional paid-in capital in the accompanying consolidated statement of stockholders' equity for the year ended September 30, 1996. During fiscal year 1997, the Company redeemed these warrants at a cost of $35,000.

              During the years ended September 30, 1998 and 1997, the Company issued 100,000 and 62,500 shares of common stock, respectively, in exchange for services rendered and during the year ended September 30, 1997 issued 7,285 shares for the conversion of short-term liabilities. The transactions have been valued based on the estimated fair value of the common stock on the date issued.

              On September 8, 1993, the Company granted a warrant dividend. The Company distributed to each stockholder, excluding one of the Company's founders, one redeemable common stock purchase warrant for each share of the Company's common stock owned, entitling the holder to purchase an additional share of common stock for $3.25 per share. On October 12, 1994, the Company granted 375,000 warrants to one of the Company's founders, under similar terms. The warrants were originally valued at $500,000. These warrants originally expired on September 7, 1998. During the current year, the Company extended the expiration of the warrants to September 6, 1999. The exercise price will decrease to $2.50 from January 1, 1999 to April 30, 1999 and then increase to $3.25 from May 1, 1999 to September 6, 1999. The warrants are callable at a redemption price of $.05 per warrant, if the Company's common stock trades at $4.75 or higher for 15 consecutive days. As of September 30, 1998, 294,518 redeemable warrants had been exercised, none had been redeemed and 1,736,870 remained outstanding.

              Additionally, in connection with certain private placement transactions during fiscal '96, the Company issued common stock warrants exercisable for an aggregate of 1,883,333 shares of common stock at prices ranging from $3.25 to $4.50 per share and varying other terms and restrictions.


                                       F14
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997

(6)    COMMON STOCK OPTIONS

       In 1991, the Company adopted a Stock Option Plan (the Plan). Under the Plan, directors, key employees and consultants of the Company are eligible to receive grants of options which are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or which are non-qualified stock options. In addition, non-employee directors of the Company may receive grants of options according to a formula which upon the adoption of the Plan provided for an initial grant of an option to purchase 5,000 shares of common stock and annual grants of options to purchase 2,500 shares of common stock for each person who is subsequently elected or re-elected and for each year of service thereafter as a director. An aggregate of 394,000 shares of common stock has been reserved for issuance under the Plan. The Plan is administered by a committee (the Committee) designated by the Board of Directors of the Company. The exercise price per share for the options granted under the plan may not be less than the fair value of the Company's common stock on the date of grant. The exercise price and the term are fixed by the Committee, subject to the terms of the Plan.

       Changes in the status of options under the Plan are summarized as follows:

                                                            YEAR ENDED SEPTEMBER 30,
                                                       ---------------------------------
                                                             1998               1997
                                                       --------------     --------------
           Options outstanding at beginning of period         170,000            135,650
           Granted                                            272,500             83,500
           Forfeited                                          (20,000)           (49,150)
                                                       --------------     --------------
           Outstanding at end of period                       422,500            170,000
                                                       ==============     ==============

           Number of options at end of period -
                Exercisable                                   150,000            153,750
                Available for grant                                --            224,000

           Average exercise price of
                options outstanding                    $          .90     $         1.98

           Average exercise price of
                options granted                        $          .38     $         1.75

           Average exercise price of
                options forfeited                      $         4.45     $           --

           Average exercise price of
                options exercisable                    $         1.84     $           --


                                      F15
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



       During fiscal 1996, 15,000 options were granted pursuant to the Plan and an additional 200,000 (for a total of 215,000) were granted to consultants providing communications services to the Company. The fair value of these options of $107,500 was being amortized over the two year period ended September 30, 1997 during which the services were performed. The amortization of the options issued to the consultants of $72,500 are included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended September 30, 1997.

       On January 23, 1995, the Company approved a stock purchase by the Company's President and then Chief Executive Officer to purchase an aggregate of 705,000 shares of the Company's common stock at a price of $.05 and $.56 per common share for 245,000 and 460,000 shares of common stock, respectively. In connection with this transaction, the Company recognized a one-time, non-cash compensation expense of approximately $1,228,000 in the year ended September 30, 1995. In conjunction with the purchase of these shares, the Company extended a note to the officer for $230,000, due December 31, 1995. Subsequently, this note was extended until December 31, 1997. In January 1998, the shares of stock were returned to the Company and the note was forgiven. The shares of stock had a fair market value that approximated the outstanding note balance of $180,000 at September 30, 1997, and, as a stock subscription receivable, was netted against additional paid-in-capital.

       Stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models to provide supplemental information regarding options granted after 1995. Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair market value method of that statement.

       The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates of 5.25% and 5.8%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 96% and 96% and expected life of the options of 5 years and 5 years. These assumptions resulted in weighted-average fair values of $.29 and $1.32 per share for stock options granted in 1998 and 1997, respectively.

       At September 30, 1998, the Company has 72,500 options outstanding and exercisable with a range of exercise prices of $1.08 to $2.50. The weighted-average exercise price of these options is $1.64 and they have a weighted-average remaining contractual life of 2-7 years.

       At September 30, 1998, the Company has 12,500 options outstanding and exercisable with an exercise price of $3.50. They have a weighted-average remaining life of 1. 5 years.

                                      F16
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


       At September 30, 1998, the Company has 65,000 options outstanding and exercisable with an exercise price of $1.75. They have a weighted-average remaining life of 8 years.

       At September 30, 1998, the Company has 272,500 options outstanding with an exercise price of $.38. They have a weighted-average remaining life of 7 years.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting periods. The pro forma effect on net loss for 1998 and 1997 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996. The Company's pro forma information is as follows:

                                                    SEPTEMBER 30,
                                      ----------------------------------------
                                             1998                   1997
                                      -----------------      -----------------

           Pro forma net loss         $   (2,087,239)        $   (4,051,969)
           Pro forma loss per share:
                Primary                        (0.14)                 (0.34)


(7)    INCOME TAXES

       The income tax effect of temporary differences that gives rise to the deferred tax asset/(liability) as of September 30, 1998 is approximately as follows:

                                                                1998
                                                           ------------
                      Net operating loss carryforward      $  5,699,000
                      Start-up costs                                 --
                      Patents and trademarks                    (30,000)
                      Inventory                                  50,000
                      Asset impairments                         149,000
                      Accelerated depreciation                  (70,000)
                                                           ------------

                                                              5,798,000
                      Less - valuation allowance             (5,798,000)
                                                           ------------

                           Net deferred tax asset          $         --
                                                           ============


                                      F17
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



       A valuation allowance of $5,798,000 was recorded at September 30, 1998 to offset the related net deferred tax asset due to the uncertainty of realizing the related tax benefit.

       At September 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $17,800,000 which are available to offset future federal taxable income, if any, and expire 2006 through 2013. The Company's net operating loss carryforwards may be subject to certain annual limitations.


(8)    COMMITMENTS AND CONTINGENCY

       LEASE AND RENTAL COMMITMENTS

       The Company has entered into noncancellable operating leases for executive offices and laboratory facilities from an entity owned by Cornell University covering approximately 6,000 square feet and expiring in April 1999. Such leases provide for automatic renewals for a one year term. Amounts charged to expense at September 1998 and 1997 totaled approximately $79,000 and $101,800, respectively.

       CAPITAL LEASES

       The Company is obligated under a capital lease for equipment that expires in 2001. At September 30, 1998 the gross amount of equipment recorded under the capital lease is as follows:

                      Equipment                            $     31,212
                      Less accumulated depreciation               1,561
                                                           ------------

                                                           $     29,561
                                                           ============

                                      F18
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



       Amortization of assets held under capital leases is included with depreciation expense. Future minimum capital lease payments as of September 30, 1998 are as follows:

           1999                                                 $       12,637
           2000                                                         12,637
           2001                                                          5,264
                                                                --------------
                                                                        30,538
           Less amount representing interest (at 13.1%
                per annum)                                               4,481
                                                                --------------
           Present value of net minimum capital lease
                payments                                                26,057
           Less current installments of obligations under
                capital leases                                           9,799
                                                                --------------

           Obligations under capital leases, excluding
                current installments                            $       16,258
                                                                ==============

       NOTE PAYABLE

       The Company has two notes payable due in equal monthly installments of $4,395 and $991 bearing interest at rates of 7.4% and 8.96% per annum, the notes are due in May, 1999 and August, 1999, respectively. The balance of the notes payable at September 30, 1998 was $30,021 and $11,196, respectively.

       COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT

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

       This agreement signed on December 18, 1996 calls for the Company to pay NCI $500,000 over a two year period. The payment terms are $100,000 upon the execution of the agreement and the one year anniversary and quarterly payments of $50,000 during the year. The Company is allowed offsets for "in kind" contributions, such as salaries and consultants paid by directly by Paracelsian. In September 1997, the Company canceled the contract. Due to the cancellation of the contract, the Company has fulfilled all obligations to NCI as of September 30, 1998.


                                      F19
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



       CONTINGENCY

        (a) During 1993, an action was commenced against the Company, a Company Vice President and a shareholder and former employee of the Company. The complaint seeks money damages and alleges that in 1990, prior to the Company's incorporation, certain individuals became partners with the individual defendants in a venture formed to commercialize products which the Company had originally intended to develop. The case is in the discovery and motion phase. The parties exchanged documents and conducted the depositions of certain key witnesses. Discovery has been stayed temporarily pending resolution of a motion for summary judgment brought by certain of the Company's co-defendants. That motion, if successful, will fully resolve the case in favor of the Company. Management believes that the action is without merit and is vigorously opposing the allegations and that the ultimate resolution of this litigation will not have a material adverse effect on the Company's financial position or results of operations.

       (b) A suit filed by the Company in April, 1997 against a former officer and director of the Company and related counter claims were dismissed by the court pursuant to a settlement agreement between the parties in early 1998. Under the terms of the settlement, the Company canceled a $56,000 loan made to the former officer and further agreed to pay him $26,000 over sixty monthly installments, with interest at 8.5% per annum.

              Future minimum payments to the former officer are as follows:

                      1999              $       4,499
                      2000                      4,897
                      2001                      5,330
                      2002                      5,801
                      2003                      3,693
                                        -------------

                                        $      24,220
                                        =============

       (c) On May 20, 1997, Dr. T. Colin Campbell, a former director of the Company, filed a petition in the Delaware Court of Chancery pursuant to Section 211 of the Delaware General Corporation Law ("DGCL"). The petition sought an order compelling the Company to hold an annual meeting of stockholders and sought other forms of relief relating thereto, including requesting that the Court set a time and place for the meeting and ordering that certain board seats be put up for election. On June 11, 1997, the Company announced that the Board of Directors had scheduled the annual meeting for August 13, 1997 and had set a record date of July 10, 1997 for stockholders entitled to attend and vote at the meeting. On the same day, the Company moved to dismiss the petition.

                                      F20
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997

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

              Pursuant to the agreement entered into with Biomar (see note 5), Dr. T. Colin Campbell has agreed not to pursue his claims and has given the Company a full and final release of all claims. The Company agreed to pay Dr. Campbell's legal expenses of $67,156 related to this matter and has included these costs as general and administrative expenses in the consolidated statement of operations in the year ended September 30, 1998.


(9)    SUBSEQUENT EVENTS

       In October 1998, the Company entered into an agreement with R.P. Scherer North America, a division of R.P. Scherer Corporation, that establishes R.P. Scherer North America as the exclusive marketing and distribution agent for Paracelsian's BioFIT(TM)(Bio Functional Integrity Testing) Certification program in certain market segments in North America. The agreement also provides for collaboration between the two companies on the development of new products. The agreement calls for the Company to receive various payments as certain milestones in the distribution agreement are reached.

       In December 1998, the Company sold 666,666 shares of common stock at the then current market price for $250,000 through a private placement.


                                      F21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

                                       AND

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                       AND

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                       AND

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Omitted, per General Instruction E. The information required by Part III shall be filed with the Commission by amendment.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  January 11, 1999

         PARACELSIAN, INC.

         By:  /s/ BERNARD M. LANDES
              -----------------------------------------
                  Bernard M. Landes
                  President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                               Title                                 Date

/s/ BERNARD M. LANDES             President, Chief Executive Officer and      January 11, 1999
--------------------------        Chairman of the Board, Director
    Bernard M. Landes

/s/ T. NELSON CAMPBELL            Director                                    January 11, 1999
--------------------------
    T. Nelson Campbell

                                  Director                                    January 11, 1999
--------------------------
    James J. Dunseith

/s/ HIRA GURTOO                   Director                                    January 11, 1999
--------------------------
    Hira Gurtoo

/s/ LIANPING HE                   Director                                    January 11, 1999
--------------------------
    Lianping He

/s/ ROBERT A. BUCHANAN, MD        Director                                    January 11, 1999
--------------------------
    Robert A. Buchanan, MD

/s/ THOMAS D. LIVINGSTON          Director                                    January 11, 1999
--------------------------
    Thomas D. Livingston

/s/ T. COLIN CAMPBELL             Director                                    January 11, 1999
--------------------------
    T. Colin Campbell
                                  Director                                    January 11, 1999
--------------------------
    Loren Israelsen
