Form 10KSB/A
period 1998-09-30
PARACELSIAN INC /DE/
filed 1999-01-29
CIK 882362

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                 AMENDMENT NO. 1

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

There were 18,690,253 shares of Common Stock and 1,736,870 Redeemable Common Stock Purchase Warrants outstanding at December 22, 1998.

                                    PART III


ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS  IN
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Corporation's Bylaws provide that the Board shall be divided into three classes, each containing as nearly equal a number of directors as possible, each elected to staggered three-year terms of office and thereafter directors elected to succeed those directors in each class shall be elected for a term of office of three years.

         Nine individuals serve as directors, with three elected to serve a one year term until the Annual Meeting of Shareholders in 1999 ("Class I Directors"), three elected to serve a two year term until the Annual Meeting of Shareholders in 2000 ("Class II Directors"), and three elected to serve a three year term until the Annual Meeting of Shareholders in the year 2001 ("Class III Directors"), or until their successors are elected and qualified. Other than Mr Israelsen, all of the current Board members were appointed to the Board following the Biomar International, Inc. ("Biomar") investment in the Corporation on January 14, 1998. Mr Israelsen was nominated for election to the Board at the 1998 annual meeting.

         Listed below are the names of the Class I Directors, together with their ages at December 31, 1998, and their principal occupations during the past five years.

    NAME AND AGE                       PRINCIPAL OCCUPATION OVER LAST FIVE YEARS

T. Nelson Campbell         34          Chairman,   Biomar  International,   Inc.
                                       Chapel Hill,  North  Carolina since 1996;
                                       prior    to   that,    Vice    President,
                                       Paracelsian,  Inc.  from  1995  to  1996;
                                       prior   to   that,   President,   Pacific
                                       Liaisons, Ithaca, NY (until its merger into Paracelsian in 1995).

James J. Dunseith          65          Retired in 1991;  formerly  President and
                                       Chairman of Shields Asset Management, New
                                       York.

Hira Gurtoo                60          President,     Professional     Financial
                                       Advisers,  Inc., Amherst,  New York since
                                       1992; Cancer Research Scientist,  Roswell
                                       Park Cancer Institute, Buffalo, New York until February 1998.

         Listed below are the names of the Class II Directors, together with their ages at December 31, 1998, and their principal occupations during the past five years.

 NAME AND AGE                          PRINCIPAL OCCUPATION OVER LAST FIVE YEARS

Lianping He                51          President,  Chinese  Service  Center  for
                                       Scholarly  Exchange,  Inc. and President,
                                       New York Service Center for Chinese Study
                                       Fellows,  Inc. since 1995; prior to that,
                                       Director,  Chinese Education  Association
                                       for   International   Exchange  and  Vice
                                       President, Chinese Service President, for
                                       Scholarly  Exchange,   both  of  Beijing,
                                       China  since  1993;   ;  prior  to  that,
                                       Director,  US-China  Exchange  and  First
                                       Secretary,  Chinese Embassy,  Washington,
                                       D.C.

Robert A. Buchanan, MD     66          Medical       Consultant,       Dainippon
                                       Pharmaceutical  U.S.A. Group, Teaneck, NJ
                                       since    1996;    Medical     Consultant,
                                       IBRD-Rostrum  Global,  Inc.,  Irvine,  CA
                                       from 1992 to 1997; prior to that, Medical
                                       Consultant,   Mylan  Pharmaceutical  Co.,
                                       Morgantown,  West  Virginia  from 1992 to
                                       1994.

Thomas D. Livingston       46          President and Co-founder,  TLC Management
                                       Corp.   since   1992;   Chief   Financial
                                       Officer,   Biomar   International,   Inc.
                                       Chapel Hill, North Carolina since 1997.

         Listed below are the names of the Class III Directors, together with their ages at December 31, 1998, and their principal occupations during the past five years.

 NAME AND AGE                          PRINCIPAL OCCUPATION OVER LAST FIVE YEARS

T. Colin Campbell          64          Jacob   Gould   Schurman   Professor   of
                                       Nutritional Sciences, Cornell University,
                                       Ithaca. NY; Founder and Director, Pacific
                                       Health Laboratories (Nasdaq Symbol PHLI) since 1995; Founder and Director, Biomar
                                       Intentional,  Inc.,  Chapel  Hill,  North
                                       Carolina.

Bernard M. Landes          49          President  and  Chairman  of  the  Board,
                                       Paracelsian  since February,  1998; prior
                                       to  that,   Vice  President  and  General
                                       Manager,  Alacer  Corporation,   Foothill
                                       Ranch,   CA   (manufacturer   of  dietary
                                       supplements)  since 1995;  prior to that,
                                       Director  of  Marketing,   Health  Valley
                                       Foods, Irwindale, CA (manufacturer of natural foods).

Loren Israelsen            43          President,  LDI Group (dietary supplement
                                       and  phytomedicine   consultants)   since
                                       1996;  also,  Executive  Director,   Utah
                                       Natural  Products  Alliance  since  1992;
                                       prior to 1996, private practice of law.

         Other than Dr. Campbell and Mr. Campbell, who are father and son, no proposed director or principal officer is related to another director or officer. Other than Dr. Campbell, no proposed director is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

REPORTS OF BENEFICIAL OWNERSHIP

         Directors and principal officers of the Corporation are required by federal law to file reports with the Securities Exchange Commission regarding the amount of and changes in their beneficial ownership of the Shares. To the Corporation's knowledge, all such required reports have been timely filed except for Mr. Dunseith who filed his initial statement of beneficial ownership late.

ITEM 10. EXECUTIVE COMPENSATION

The cash and cash equivalent compensation paid by the Corporation during the fiscal year ended September 30, 1998 to its chief executive officer is as follows:

                                                                         Long Term Compensation
                                                                       --------------------------
                                    Annual Compensation                  Awards          Payouts
                                    -------------------                ----------       ---------
                                                     Other             Restricted
                                                     Annual            Stock    Option/ LTIP     All Other
Name                                Salary  Bonus    Compensation      Awards   SARS    Payouts  Compensation
and Position               Year     ($)     ($)      ($)(1)            ($)      (#)     (#)      ($)
-------------------------------------------------------------------------------------------------------------
Bernard M. Landes          1998   115,769    -0-       -0-             -0-     800,000   -0-     -0-
President and CEO

(1) The value of non-cash compensation paid to the chief executive officer of the Corporation during the fiscal years disclosed did not exceed 10% of his cash compensation.

The following table contains information with respect to stock options to purchase shares of the Common Stock granted to the chief executive officer during 1998.

                  Option/SAR Grants in Last Fiscal Year
                           Individual Grants
                  -------------------------------------
                  Number of         Percent of
                  securities          total
                  underlying        Options/SARs
                  Options/          granted to     Exercise or
                    SARs            employees      base price     Expiration
Name              Granted(#)        in 1998(%)     ($/Share)         Date
----              ----------        ----------     ---------         ----

Bernard M. Landes  800,000           100            0.22           1/15/08


The following table contains information with respect to stock options to purchase shares of the Common Stock held by the chief executive officer during 1998.

                     Aggregated Option Exercises in 1998 and September 30, 1998, Option Values
                     -------------------------------------------------------------------------

                                                         Number of Unexercised       Value of Unexercised
                        Shares                                 Options               In-the-Money Options
                     Acquired on         Value            at September 30, 1998     at September 30, 1998(1)
Name                 Exercise(#)       Realized($)      Exercisable/Unexercisable  Exercisable/Unexercisable
----                 -----------       -----------      -------------------------  -------------------------

Bernard M. Landes       -0-               -0-              100,000 / 700,000          $40,500 / $283,500

(1) Value represents the difference between the fair market value and the exercise price for the unexercised options at September 30, 1998.

EMPLOYMENT AGREEMENT

         The  Corporation  entered into an  employment  contract with Bernard M.
Landes (the "Officer") to be President and Chief Executive Officer of the Corporation as of January 15, 1998 (the "Agreement"). The initial employment term under the Agreement is for one year. On each anniversary of the effective date of the Agreement, the term of the Agreement shall automatically be extended for an additional one year period beyond the then effective expiration date unless written notice from the Corporation or the Officer is received 90 days prior to the anniversary date advising the other that the Agreement shall not be further extended. In addition, the Officer has the option to terminate the Agreement upon sixty days' written notice to the Corporation. Under the Agreement, the Officer receives an annual cash salary, with annual adjustments and discretionary bonuses as determined by the Board. The Officer's compensation pursuant to the Agreement for 1998 is $175,000 and he is eligible for a bonus of up to $50,000. The Officer was also granted 100,000 shares of the Common Stock and granted options to acquire an additional 800,000 shares provided certain performance criteria are satisfied. Under the Agreement, the Officer is entitled to all fringe benefits which are generally provided by the Corporation for its employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         To the Corporation's knowledge, as of December 22, 1998, listed below are the only shareholders of the Corporation that owned more than five percent of the Shares. The following table sets forth certain information as to these shareholders:

                                  SHARES                   PERCENT OF
NAME OF                           CURRENTLY                SHARES
SHAREHOLDER                       BENEFICIALLY OWNED       BENEFICIALLY OWNED(2)
-----------                       ------------------       ---------------------

Biomar International, Inc.        6,025,575 (1)            32.24%
100 Europa Drive, Suite 599
Chapel Hill, NC 27514

T. Colin Campbell                 6,292,255  (1)           33.67%
100 Europa Drive, Suite 599
Chapel Hill, NC 27514

T. Nelson Campbell                6,318,420  (1)           33.80%
100 Europa Drive, Suite 599
Chapel Hill, NC 27514

The Travelers Insurance Company   1,390,000                 7.16%
205 Columbus Boulevard
Hartford, CT 06183

(1) Dr. Campbell and Mr. Campbell are the principal shareholders of Biomar and their total shares beneficially owned include the Shares owned by Biomar.
(2) The calculation of the percentage of class beneficially owned is based on the 18,690,253 Shares which were issued and outstanding at December 22, 1998.

         The following table shows, as of December 22, 1998, the number of Shares owned by each director and by all directors and principal officers of the Corporation as a group. The address of each of the named individuals below is c/o Paracelsian, Inc., 222 Langmuir Laboratories, Cornell Technology Park, Ithaca, New York 14850.

NAME OF                          SHARES CURRENTLY          PERCENT OF SHARES
BENEFICIAL OWNER                 BENEFICIALLY OWNED(1)     BENEFICIALLY OWNED(2)
----------------                 ---------------------     ---------------------

Robert A. Buchanan, MD                 9,095                         *

T. Colin Campbell                  6,292,255                       33.67%

T. Nelson Campbell                 6,318,420                       33.80%

James J. Dunseith                     18,246                         *

Hira Gurtoo                            9,095                         *

Lianping He                            5,846                         *

Loren Israelson                        4,000                         *

Bernard M. Landes                    203,000                        1.08%

Thomas D. Livingston                 208,095                        1.11%

All Director and  Principal
Officers as a Group (9 persons)    7,153,477                       38.07%

         *  Denotes beneficial ownership of less than one percent of the Shares.

(1) To the Corporations's knowledge, each person has sole voting and investment power over the Shares shown as beneficially owned by such person, except for the following Shares which the individual indicates that he or she shares voting and/or investment power: Dr. Colin Campbell - 6,025,575 Shares; Mr. Nelson Campbell - 6,025,575 Shares; and directors and principal officers as a group - 6,025,575 Shares. Dr. Campbell and Mr. Campbell are the principal shareholders of Biomar and their total shares beneficially owned include the Shares owned by Biomar.

(2) The calculation of the percentage of class beneficially owned is based on the 18,690,253 Shares which were issued and outstanding at December 22, 1998 plus the number of Shares capable of being issued to that individual (if any) and to directors and principal officers as a group within 60 days of the voting record date upon the exercise of stock options held by each of them (if any) and by the group, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.

         EXHIBIT NO.                DESCRIPTION
         -----------                -----------

         3(i)                       Amendment to Articles of Incorporation

         10.1 Stock Purchase Agreement among the Company and certain investors dated January 14, 1998

         10.2                       Registration   Rights  Agreement  among  the
                                    Company and certain  investors dated January
                                    14, 1998

         10.3 Stock Purchase Agreement among the Company and John A. Williams dated December 15, 1998

         (a) REPORTS ON FORM 8-K.

         July 9, 1998:              Reported  an  agreement  with  R.P.  Scherer
                                    North  America,  a division of R.P.  Scherer
                                    International Corporation,  that established
                                    R.P.  Scherer North America as the exclusive
                                    marketing   and   distribution   agent   for
                                    Paracelsian's    BioFIT   (Bio    Functional
                                    Integrity Testing)  Certification program in
                                    the  Dietary   Supplement   and  OTC  market
                                    segments in North America.

         August 12, 1998:           Announced  (i)  a  second   agreement   that
                                    extended  the R.P.  Scherer  agreement  on a
                                    worldwide basis; and (ii)announced  that its
                                    Board of  Directors  approved  an  extension
                                    through  September 6, 1999,  of the publicly
                                    traded  warrants for common stock which were
                                    a dividend in September  1993.  The warrants
                                    were set to expire on September 6, 1998.  In
                                    addition  to  extending  the  warrants,  the
                                    Board of Directors  approved  changes to the
                                    exercise price of the warrants. The exercise
                                    price  was  reduced   from  $3.25  to  $1.75
                                    through December 1998. The exercise price will increase to $2.50 from January 1, 1999 to April 30, 1999 and to $3.25 from May 1,
                                    1999 to September 6, 1999.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:             January 27, 1999

PARACELSIAN, INC.

By:               /s/ BERNARD M. LANDES
                  -----------------------------------------
                  Bernard M. Landes
                  President and Chief Executive Officer

                  In accordance with the Exchange Act, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                   Title                              Date
         ---------                                   -----                              ----

/s/ BERNARD M. LANDES                       President, Chief Executive Officer and      January 27, 1999
-----------------------------------         Chairman of the Board
    Bernard M. Landes                       Director

/s/ T. NELSON CAMPBELL                      Director                                    January 27, 1999
-----------------------------------
    T. Nelson Campbell
                                            Director                                    January __, 1999
-----------------------------------
    James J. Dunseith

/s/ HIRA GURTOO                             Director                                    January 27, 1999
-----------------------------------
    Hira Gurtoo

/s/ LIANPING HE                             Director                                    January 27, 1999
-----------------------------------
    Lianping He

/s/ ROBERT A BUCHANAN, MD                   Director                                    January 27, 1999
-----------------------------------
    Robert A. Buchanan, MD

/s/ THOMAS D. LIVINGSTON                    Director                                    January 27, 1999
-----------------------------------
    Thomas D. Livingston.

/s/ T. COLIN CAMPBELL                       Director                                    January 27, 1999
-----------------------------------
    T. Colin Campbell
                                            Director                                    January __, 1999
-----------------------------------
     Loren Israelsen