Form 10QSB
period 1998-12-31
PARACELSIAN INC /DE/
filed 1999-02-12
CIK 882362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

                                       OR

    [ ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______


                           Commission File No. 0-19844


                                PARACELSIAN, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                  16-1399565
   -------------------------------                    ----------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

222  LANGMUIR LABORATORIES, CORNELL TECHNOLOGY PARK, ITHACA, NEW YORK    14850
---------------------------------------------------------------------    -----
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

                                 Yes [X] No [ ]

There were 18,715,033 shares of Common Stock outstanding at February 12, 1999.

                        PARACELSIAN, INC. AND SUBSIDIARY

                                      Index

                                                                   PAGE
PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet as of December 31, 1998 (Unaudited)      3

Consolidated Statements of Operations for the three months ended
December 31, 1998 and 1997 and the cumulative period from
inception to December 31, 1998 (Unaudited)                          4

Consolidated Statements of Cash Flows for the three months ended
December 31, 1998 and 1997 and the cumulative period from
inception to December 31, 1998 (Unaudited)                          5

Notes to Consolidated Financial Statements (Unaudited)              7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        9


PART II  - OTHER INFORMATION

Item 1 - Legal Proceedings                                         11

Item 6 - Exhibits and Reports on Form 8-K                          11

Signatures                                                         11

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                December 31, 1998
                                   (Unaudited)


                                     ASSETS
                                     ------
Current Assets:
     Cash and cash equivalents                                     $    189,024
     Inventory                                                          171,689
     Prepaid expenses and other current assets                           56,223
                                                                   ------------
          Total current assets                                          416,936
                                                                   ------------

Equipment, net                                                          248,794
                                                                   ------------

Other Assets:
     TCM extracts on-hand                                               272,364
     Licensing agreement, net                                           127,257
     Patents and trademarks, net                                        185,344
     Note receivable                                                    148,750
                                                                   ------------
                                                                        733,715
                                                                   ------------
                                                                   $  1,399,445
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
     Accounts payable                                              $    105,703
     Accrued expenses                                                   136,063
     Current portion of capital lease obligation                         10,123
     Current portion of notes payable                                    33,867
                                                                   ------------
          Total current liabilities                                     285,756

LONG-TERM LIABILITIES
     Long-term portion of capital lease obligation                       14,389
     Long-term portion of notes payable                                  18,497
                                                                   ------------
          Total current and long-term liabilities                       318,642
                                                                   ------------

Commitments and Contingency

Stockholders' Equity:
     Common stock, $.01 par value; 35,000,000 shares authorized;
          18,715,033 shares outstanding at December 31, 1998            187,150
     Additional paid-in capital                                      23,368,474
     Deficit accumulated during the development stage               (21,132,306)
     Treasury stock, at cost; 265,478 shares                         (1,342,515)
                                                                   ------------
          Total stockholders' equity                                  1,080,803
                                                                   ------------
                                                                   $  1,399,445
                                                                   ============

          See accompanying notes to consolidated financial statements.
                                       3


                              PARACELSIAN, INC. AND SUBSIDIARY
                                (A Development Stage Company)
                                 Consolidated Statements of
                            Operations For the three months ended
                                 December 31, 1998 and 1997,
                And the cumulative period from inception to December 31, 1998
                                         (Unaudited)

                                                                               Cumulative
                                                     Three Months Ended        Period from
                                                        December 31,           Inception to
                                               ----------------------------    December 31,
                                                   1998            1997           1998
                                               ------------    ------------    ------------
Revenues:
   Marketing rights                            $       --      $       --      $    254,995
   Products                                           1,705            --           178,730
   Product testing                                   10,260          21,920          51,678
   Product royalties                                   --              --             1,246
   Subscription revenue                                --              --            31,625
                                               ------------    ------------    ------------
                                                     11,965          21,920         518,274

Operating expenses:
   Research and product engineering                 173,577         182,482       7,849,792
   General and administrative                       341,483         258,240      11,813,172
   Product launch costs                                --              --           300,544
   Cost of products sold                               --              --            95,023
                                               ------------    ------------    ------------
                                                    515,060         440,722      20,058,531
                                               ------------    ------------    ------------
       Loss from operations during
       the development stage                       (503,095)       (418,802)    (19,540,257)

Interest income, net                                   --            13,813         497,463
Gain on sale of assets                                 --             5,268          38,488

                                               ------------    ------------    ------------
       Net loss during the development stage   $   (503,095)   $   (399,721)   $(19,004,306)
                                               ============    ============    ============

       Basic and diluted net loss per share
       of common stock                                (0.03)          (0.03)
                                               ============    ============

Weighted average number of
  shares outstanding                             18,093,430      12,004,867
                                               ============    ============

          See accompanying notes to consolidated financial statements.
                                        4

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                                  Consolidated
                               Statements of Cash
                               Flows For the three
                              months ended December
                               31, 1998 and 1997 ,
          And the cumulative period from inception to December 31, 1998
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                Three Months Ended       Period from
                                                                                   December 31,          Inception to
                                                                              ----------------------     December 31,
                                                                                 1998         1997           1998
                                                                              ---------    ---------    ------------
    Cash flows from operating activities:
         Net loss                                                             $(503,095)   $(399,721)   $(19,004,306)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
              Gain on the sale of assets                                             --       (5,268)         (6,968)
              Non-cash compensation expense                                      29,763           --       1,272,038
              Other non-cash expenses                                                --           --       1,742,754
              Depreciation and amortization                                     107,325      107,325       1,794,170
              Changes in assets and liabilities:
                   (Increase) decrease in inventory                                  --      (15,366)       (171,689)
                   (Increase) decrease in prepaid expenses
                        and other current assets                                 27,954        6,000         (26,803)
                   (Decrease) increase in accounts payable                       36,068     (153,243)        460,225
                   (Decrease) increase in due to related party                       --      (11,555)             --
                   (Decrease) increase in accrued expenses                       11,226      (21,164)        173,564
                                                                              ---------    ---------    ------------
              Net cash used in operating activities                            (290,759)    (492,992)    (13,767,015)
                                                                              ---------    ---------    ------------

    Cash flows from investing activities:
         Purchase of equipment                                                       --           --        (733,401)
         Proceeds from sale of equipment                                             --        5,268          26,968
         Acquisition of licensed technology                                          --           --         (53,656)
         Acquisition of patents and trademarks                                   (6,141)          --        (436,720)
         Acquisition of New Century Nutrition newsletter                             --           --        (350,000)
         Acquisition of option for East West Herbs, Ltd.
              and related acquisition costs                                          --           --         (92,866)
         Loan to East West Herbs, Ltd.                                               --           --        (340,000)
         Proceeds from loan to East West Herbs, Ltd.                                 --       42,500          42,500
                                                                              ---------    ---------    ------------
              Net cash used in investing activities                              (6,141)      47,768      (1,937,175)
                                                                              ---------    ---------    ------------

    Cash flows from financing activities:
         Sale of common stock, initial public offering, net of costs                 --           --       5,124,014
         Sale of common and preferred stock, net of costs                       250,000           --      11,080,109
         Proceeds from the exercise of warrants                                      --           --       1,186,295
         Proceeds from the exercise of options                                       --           --          37,500
         Purchase of treasury stock                                                  --           --      (1,342,515)
         Cost of warrant dividend                                                    --           --         (63,102)
         Payment on equipment contract                                               --           --         (90,950)
         Payment on capital lease obligations                                    (1,545)          --          (6,700)
         Payment on notes payable                                               (13,073)          --         (31,437)
                                                                              ---------    ---------    ------------
              Net cash (used in) provided by financing activities               235,382           --      15,893,214
                                                                              ---------    ---------    ------------

    Net increase (decrease) in cash and cash equivalents                        (61,518)    (445,224)        189,024

    Cash and cash equivalents, beginning of period                              250,542      886,249              --
                                                                              ---------    ---------    ------------

    Cash and cash equivalents, end of period                                  $ 189,024    $ 441,025    $    189,024
                                                                              =========    =========    ============

          See accompanying notes to consolidated financial statements.
                                        5


                                           PARACELSIAN, INC. AND SUBSIDIARY
                                             (A Development Stage Company)
                                                     Consolidated
                                                  Statements of Cash
                                                  Flows For the three
                                                 months ended December
                                                  31, 1998 and 1997 ,
                             And the cumulative period from inception to December 31, 1998
                                                      (Unaudited)
                                            (Continued from Previous Page)

                                                                                                         Cumulative
                                                                                Three Months Ended       Period from
                                                                                   December 31,          Inception to
                                                                              ----------------------     December 31,
                                                                                 1998         1997           1998
                                                                              ---------    ---------    ------------
    Supplemental disclosures:
         Cash paid during the period for interest                             $   1,580    $      --    $     20,864
                                                                              =========    =========    ============

    Supplemental disclosure of non-cash investing and financing activities:
         Fair value of assets acquired, net of cash acquired                  $      --    $      --    $  1,733,212
         Less - liabilities assumed                                                  --           --          83,212
         Less - issuance of common stock                                             --           --       1,644,000
                                                                              ---------    ---------    ------------
              Net cash paid                                                   $      --    $      --    $      6,000
                                                                              =========    =========    ============
         Warrant dividend                                                     $      --    $      --    $    500,000
         Issuance of common stock/warrants for services
              and to reduce short-term liabilities                            $  67,263    $      --    $    632,494
         Purchase of equipment                                                $      --    $      --    $     90,950
         Repayment of officer stock subscription receivable                   $      --    $      --    $     89,850
         Issuance of common stock for licensing and technology rights         $      --    $      --    $      3,338


          See accompanying notes to consolidated financial statements.
                                        6

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
                                   (Unaudited)

1.          BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position and results of operations for Paracelsian, Inc. and its consolidated subsidiary. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

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

                                DECEMBER 31, 1998
                                   (Unaudited)

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $503,000 for the three months ended December 31, 1998 and has working capital of approximately $131,000 at December 31, 1998. The Company continues to expend funds on product research and development and general and administrative expenses, however, under the direction of a new management team and Board since January, 1998, expenditures have been reduced from prior year levels, and efforts have been focused on developing a recurring revenue stream. Management anticipates that revenues from its BioFIT(TM) quality assurance program will commence in January, 1999, and that revenues associated with its AhIMMUNOASSAY will also commence during the second quarter of fiscal 1999. The Company raised $250,000 of capital in December, 1998 through a private placement of common stock. Management believes that the combination of that additional capital and its anticipated revenue stream will enable the Company to continue its operations and emerge from the development stage in 1999.

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
                                   (Unaudited)

3.          SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 1998.

RESEARCH AND PRODUCT ENGINEERING
Company-sponsored research and product engineering expenditures have been charged to expense as incurred. These costs consist primarily of employee salaries and direct laboratory costs. The cost of extracts used in research and development activities is expensed as consumed.

NET LOSS PER SHARE
Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is not presented as the inclusion of potential common shares (stock options and warrants) would be antidilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Three Months Ended December 31, 1998 as compared to the
                      Three Months Ended December 31, 1997

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

The commencement of revenues from the BioFIT(TM) program began in January 1999, and management anticipates a gradual ramp-up and expansion of the program throughout the year. Consequently, the Company is expected to emerge from the development stage during the first half of 1999.

RESULTS OF OPERATIONS

The Company's first quarter of fiscal 1999 net loss of $503,000 is approximately $103,000 more than the first quarter of fiscal 1998 loss of $400,000. Although revenues decreased from $21,920 in fiscal '98 to $11,965 in fiscal '99, those revenues are incidental and not representative of the Company's future plans and expectations. By the first quarter of fiscal '98, prior to the Biomar investment and change in management, the Company had cut its work force and scaled down discretionary expenses to conserve resources as a result of its abandoned product launch and lack of strategic focus. The successor management team has continued to operate throughout 1998 with modest staff levels and has particularly focused on resolving costly litigation that had been a significant drain on both human and financial resources. Management views fiscal '98 as a transitional year, of resolving old problems and redirecting the focus of the Company toward generating a recurring and growing revenue stream. The first quarter of fiscal '99 reflects the gradual build up of personnel and related costs associated with the development of the BioFit(TM) certification program under the direction of the new management team and Board of Directors.

LIQUIDITY & CAPITAL RESOURCES

As of December 31, 1998, the Company maintained working capital of $131,000, which included cash of $189,000. In December 1998, the Company raised $250,000 in cash through a private placement of its common stock at the then current market price, and in January 1999, the Company received the initial payment from R.P. Scherer for development fees under its BioFIT(TM) certification program. Management believes that it can successfully raise additional capital if necessary to support its continued operations until such time as revenues are sufficient to provide internally generated funds. The Company presently intends to pursue additional capital of $1 million to $1.5 million in the near term, if available on reasonable terms, to provide resources for the hiring of additional personnel, expansion and/or relocation of lab facilities, and the acceleration of product development efforts. Of course, there can be no assurance that additional financing will be available on acceptable terms or at all.

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

PART II     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

HADYK, ET AL. V. JOHN G. BABISH, ET AL.

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

Date        February 12, 1999

                                    PARACELSIAN, INC.

                            By: /s/ BERNARD M. LANDES
                               --------------------------------------
                                    Bernard M. Landes
                                    President and
                                    Chief Executive Officer