Form 10KSB/A
period 1998-09-30
PARACELSIAN INC /DE/
filed 1999-04-05
CIK 882362

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM. 10-KSB
                              AMENDMENT NUMBER TWO

[X]               ANNUAL  REPORT  UNDER  SECTION  13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998.

[ ]               TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM  ____________  TO
         ______________.

                           Commission File No. 0-19844
                           ---------------------------

                               PARACELSIAN, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                     16-1399565
           --------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


222 Langmuir Laboratories, Cornell Technology Park, Ithaca, New York   14850
--------------------------------------------------------------------
               (Address of principal executive offices)                Zip Code

                   Issuer's telephone number: (607) 257-4224
                   -----------------------------------------

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

There were 18,690,253 shares of Common Stock and 1,736,870 Redeemable Common Stock Purchase Warrants outstanding at December 22, 1998.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

Paracelsian, Inc. ("Paracelsian" or the "Company") is a Delaware corporation that was incorporated in 1990. The Company's initial strategy was to refine and commercialize the Ah-IMMUNOASSAYTM for environmental applications. Management of the Company at that time believed that the refined Ah-IMMUNOASSAYTM would be effective as an inexpensive and easy to use test for the screening and monitoring of polluted soil and water samples. The Company received a patent for this application in October 1993, and began to develop a program to commercialize the technology. The result of this work is the Toxicological Screening Assay system.

In 1995, other patented assays developed as a result of the Company's ongoing research with the Ah-IMMUNOASSAYTM were used to screen potentially efficacious herbal extracts of Traditional Chinese Medicines ("TCM") for natural compounds which would be effective in treating different types of cancer. The 2,764 herbal extracts used in the screening are owned by the Company and were acquired in the purchase of Pacific Liaisons in 1994.

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

In 1995, the Company made the decision to commercialize Andrographalide as a dietary supplement. A Phase I safety study to test for efficacy and toxicity of the compound was successfully conducted in January 1996 at Bastyr University in Seattle, Washington. Upon receiving positive results from the Bastyr study, the Company began developing two Andrographalide based retail products for the dietary supplement market. One product, AndroVirTM, was targeted as a dietary supplement that enhanced the immune system for those suffering from viral infections. The other product, AndrocarTM, was to be marketed as enhancing the immune system for those suffering from neoplastic growth of tumors. Management planned to launch these products in May 1997. In March 1997, key management personnel resigned from the Company and the launch of the retail products was postponed until September 1997.

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

COMPANY BUSINESS

Paracelsian is a development stage applied biotechnology company that utilizes its proprietary bioassay technologies to discover and measure the effect of a variety of natural substances on biological systems (including living cells). These systems are further used to define the biological mechanisms (including free radical scavenging, enzyme inhibition, enzyme stimulation, stimulation of or inhibition of abnormal cell division, activation of specific cellular mechanisms, maintenance of normal cell function, etc.) through which these substances affect cellular function. The company's assay technologies have been developed to identify natural substances that provide specific health benefits either in the maintenance of normal bodily structure and function or in the treatment of specific disease conditions. As an example, the company's patented "CDK" assay assesses the ability of a substance to either stimulate or inhibit hyper-proliferation of cells. Such uncontrolled cell proliferation is associated with diseases such as cancer and the inhibition of such uncontrolled cell division would demonstrate potential of a substance for the treatment or prevention of cancer. These assay "systems" can be used for both the discovery and the confirmation of the specific biological activity of natural substances.


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


Typically, the Company will investigate the effect of a compound on a disease (such as cancer) or a symptom (such as depression). The Company scientists conduct in depth research of the scientific literature and review the results of successful clinical trials to establish the best scientific explanation for the positive results seen in such trials. Based on their review, they identify the biological mechanism which, if activated, would best explain the positive clinical results. Such biological mechanisms could be, for example, the inhibition of Seratonin re-uptake by brain cells which can produce a well known and clinically significant anti-depressant effect. By defining such mechanisms of action associated with a wide variety of biological effects, including immune stimulation, anti-inflammatory activity, and anti-oxidant activity, the Company scientists can then test a wide variety of natural materials in "in vitro" models which demonstrate these effects for the purpose of either discovering or confirming these biological activities. Such discovery or confirmation provides the Company with the basis for its Quality Assurance Certification, BioFIT (Bio-functional Integrity Testing) and for its ongoing product development activities.

In another example, the Company developed and patented an assay to measure the degree to which an enzyme associated with cell division, CDK, is expressed by a cancer cell when that cell is exposed to a potentially efficacious anti-cancer substance. Because the Company's research has established a high degree of correlation between the over-expression of CDK and the continued proliferation of many types of cancer cells, determining the ability of a substance to inhibit the over-expression of CDK may lead to development of effective anti-cancer compounds or cancer protective agents.


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

To date, the Company has developed specific need-driven bioassay systems for three markets: (1) herbal supplements (2) environmental testing, and (3) drug discovery and development.

                                    TABLE 1
                             PARACELSIAN PRODUCTS,
                              WITH MARKET AND NEED

--------------------------------------------------------------------------------
        PRODUCT                       MARKET                       NEED
================================================================================
        BIOFIT(TM)                                         ESTABLISH A QUALITY
   QUALITY ASSURANCE                                        ASSURANCE PROGRAM
     ASSAY SYSTEM               HERBAL SUPPLEMENTS            THAT CONFIRMS
                                                           PRODUCT BIOACTIVITY
--------------------------------------------------------------------------------
    AH-IMMUNOASSAY(TM)                                     QUICK, INEXPENSIVE
 TOXICOLOGICAL SCREENING                                     FIELD TEST FOR
     ASSAY SYSTEM             ENVIRONMENTAL TESTING         DIOXIN POLLUTION
--------------------------------------------------------------------------------

                                                             MORE EFFECTIVE
DRUG SCREENING ASSAY SYSTEM    NATURAL PRODUCT DRUG       METHOD FOR SCREENING
                             DISCOVERY AND DEVELOPMENT    NATURAL COMPOUNDS FOR
                                                          THERAPEUTIC BENEFITS
--------------------------------------------------------------------------------


The herbal supplement market presents the opportunity to commercialize a quality assurance program that identifies the bioactivity present in herbal products, which are complex mixtures of substances. This product is a significant advance versus current practices for verifying the quality and the bioactivity of herbal products. This is the Company's BioFIT(TM) Quality Assurance Certification program. The Company entered into an agreement with R.P. Scherer North America in July 1998 that established R.P. Scherer as the exclusive marketing and distribution agent for the BioFIT(TM) Certification program in North America. In a related agreement, R.P. Scherer was also granted the European rights to use the BioFIT(TM) program with its soft-gel products in the dietary supplement and OTC markets. The agreements allow R. P. Scherer exclusive use of the BioFIT(TM) Quality Assurance Certification program for a line of herbal supplements to be offered in a softgel capsule form. R. P. Scherer, acting as a contract manufacturer, will market the product line to wholesale customers worldwide. The initial roll out of five herbal products, along with the commencement of revenue to the Company is anticipated to begin in the first quarter of 1999. The Company anticipates that the agreement will result in the payment of significant development fees and licensing revenues to the Company in 1999.

Within the environmental and toxicological screening markets, Paracelsian has begun the initial phase of a collaboration with Kubota Corporation of Osaka, Japan to further develop and implement the use of Paracelsian's patented dioxin testing system know as the Ah Immunoassay(TM). Under this collaboration, Paracelsian will develop an advanced sample preparation system which will facilitate the widespread use of the assay to monitor the levels of dioxin in the smoke and ash of municipal waste incinerators operated by Kubota and others. An initial payment of $38,000 was received by Paracelsian in March 1999. Payments for the balance of the clean up development program are expected to be approximately $300,000 and are anticipated to be received by September 1999. Paracelsian and Kubota have begun negotiations for a more comprehensive agreement under which Kubota would pay Paracelsian a license fee for the use and distribution of the Ah Immunoassay. Under this arrangement, Paracelsian would receive both an initial license fee and an ongoing payment for each use or sale of the assay, with a minimum annual payment required under the agreement to maintain exclusivity.


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


The Company entered into a letter agreement with R.P. Scherer North America in July 1998 (followed by a definitive contract in October 1998) that established R.P. Scherer as the exclusive marketing and distribution agent for Paracelsian's herbal quality assurance product, the BioFIT(TM) Certification program in North America. R. P. Scherer, a subsidiary of Cardinal Health of St. Louis, MO, is the largest manufacturer of soft-gel capsules for use in the pharmaceutical and dietary supplement industries. R.P. Scherer intends to use the BioFIT(TM) program with its soft-gel products in the dietary supplement and OTC markets. The agreement provides for several different methods of compensation to
Paracelsian:

                  (i) Paracelsian will receive $50,000 in development fees for each of the first five customers accepting the program. The initial payment under this section was received in January 1999 and the balance of the $250,000 is expected to be received not later than June 30, 1999.

                  (ii) Paracelsian will receive an additional $50,000 payment per product for the development of five additional products beyond the original five provided under the agreement. These payments are to be made upon acceptance of the new products by at least two of Scherer's customers for the BioFIT products. The first portion of the first payment has been received and the balance of the $250,000 is payable by the end of calendar year 1999.

                  (iii) Scherer also agreed to pay Paracelsian $15,000 for the BioFIT Certification of a second group of five products. These payments, totaling $75,000 are expected by the end of calendar year 1999.

                  (iv) Scherer agreed to pay Paracelsian $350 for the certification of each production batch of each BioFIT product produced under the program. Payments for batch to batch certification are expected to commence by August, 1999.

                  (v) Scherer agreed to pay Paracelsian a royalty of 2% of Scherer's net sales of BioFIT products until Paracelsian receives patent approval of its process. Upon patent approval, the royalty rate increases to 3% of Scherer's net sales. In the initial 18 months following initial shipment, Scherer must pay a minimum of $400,000 in royalties to Paracelsian in order to maintain exclusivity of the BioFIT Program. After this initial period, Scherer must pay Paracelsian a minimum of $700,000 in royalties in the subsequent 12 month period to maintain exclusivity. There is a 3% escalation required each year over royalties paid in the prior 12 month period for Scherer to maintain ongoing exclusivity. Payments under this section of the agreement are expected to commence in the third quarter of calendar year 1999.

On March 1, 1999, Paracelsian entered into a second agreement with R.P. Scherer Limited of Swindon, England under which Paracelsian grants exclusive distribution rights to Scherer for the BioFIT program in Europe, Scandinavia, the Middle East and Africa. Under the agreement, Scherer agreed to pay Paracelsian a total of $30,000 for each of the first five products offered, said payment to occur on the basis of $20,000 per product upon submission for regulatory approval and $10,000 upon receipt of approval for each product.
Scherer then has an exclusivity period of 24 months for each product from the date of regulatory approval. Scherer agreed to provide a schedule for regulatory submission with initial submissions expected to be filed by June 1999. Revenue of $100,000 is expected under this section of the agreement in 1999. Within six months of the expiration of exclusivity for the first product, the parties agree to negotiate a further agreement which is to include revenue guarantees to Paracelsian. Scherer also agreed to pay a $25,000 development fee to Paracelsian for each product not developed concurrently with R.P. Scherer North America. Paracelsian expects payment of $75,000 in calendar year 1999 for such development fees. Scherer paid Paracelsian $50,000 on March 29, 1999 representing an advance against future royalty payments. Scherer will also pay Paracelsian $15,000 for each certification not already provided under the North American Agreement and $350.00 for the certification of each batch of product produced that is not certified under the North American Agreement.


One of the herbal supplements being evaluated for the R. P. Scherer Agreement is Echinacea. In the dietary supplement industry, claims have been made that Echinacea acts as an immune system enhancer. R. P. Scherer provided five commercially available Echinacea products for the Company to evaluate using the BioFIT(TM) Certification program. The results of the evaluation are illustrative.

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


                                    TABLE 2



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


The BioFIT process is intended as an additional step in providing quality assurance, not an all inclusive process. The provision of the BioFIT Certification of functionality is given only after Paracelsian has been provided with appropriate analytical and safety documentation. This insures that the product is what it says it is, is free from adulterants, contaminants or other dangerous constituents, and, with the addition of the BioFIT Certification, that the product delivers on its promised benefits.


BioFIT(TM) Quality Assurance Certification bridges the gap between chemical assay methods of validation versus the use of animal and human clinical trials to validate the effectiveness of natural products relative to the structure and function claims being made. The BioFIT process is not intended to replace or be a substitute for either human or animal trials or any other long term testing method aimed at establishing clinical efficacy of subject materials. Rather, it is intended to confirm that a minimum level of biological activity, relevant to the positive clinical effect seen in human and/or animal trials, is present at the time of production and throughout the entire shelf-life of the herbal product being evaluated. Such biological activity may be, for example, the inhibition of neurotransmitter re-uptake by brain cells when treated with the test material. Such neurotransmitter re-uptake is associated with clinical anti-depressant activity as in the example of the well known and widely prescribed pharmaceutical compounds Prozac and Zoloft.


The Company's BioFIT Quality Assurance program is an example of how the Company applies its core technologies to the solution of real world business challenges. The BioFIT program represents a significant step forward in assuring the quality of natural products that are sold for the maintenance of normal structure and function of the body and its systems. The superiority of BioFIT is based on its ability to insure consumers that, when consumed, herbal products provide a consistent, minimum, significant level of biological activity that is related to successful clinical trials with that herb in which the benefit being suggested was verified. Current quality assurance programs for herbs only verify that the herb is the correct herb, that it is free of adulterants, contaminants and pathogens. But current quality assurance, even in its most advanced state by which presumed active compounds are identified and standardized, falls short of providing the necessary confirmation of benefits claimed when the product is consumed. This is because the presumed active or active fractions of the herb are not always those that are responsible for its functionality. For example, St. John's Wort, long sold based on the basis of "hypericin" content, actually provides its natural mood supporting benefits through a complex interaction of many fractions and seems to derive its most significant beneficial effect from a totally different compound, "hyperforin." The BioFIT Certification builds on existing quality assurance systems in several ways. First and foremost it focuses on the single most important reason consumers purchase herbal products - their ability to deliver on their benefit claims. Because standardization does not assure bio-activity, there is no way for consumers to know that the product is active when consumed. Indeed, even clinical trials are imperfect in this regard as it is not uncommon for a large percentage of study subjects to realize no benefit at all from consuming the herb, even though the study may be considered successful and the basis for product claims.


The BioFIT process builds on both analytical quality assurance systems and on prior clinical trials by providing an "as consumed" certification of biological activity that, based on Paracelsian's research, is both relevant to the activity responsible for the positive clinical effect and of a magnitude comparable to that seen with the clinically proven product. This certification includes another dimension not ever considered in traditional analytical methods of quality assurance. This is the inclusion of digestion and absorption models that are designed to model the conditions in the body and determine if the product can indeed produce significant biological activity for the consumer once it has been consumed.

In addition, since herbal products are sold as dietary supplements and intended for the maintenance of normal structure and function of the human body, there is no way for consumers to determine whether or not the product is of benefit to them until something happens to demonstrate that it is not. And the claims that are being made for herbal products are also based on clinical trials with people who have some health condition requiring remedial treatment. They are not done with people who are normal and healthy to insure that they stay that way.

In summary, the BioFIT process does not replace, but rather extends, in a totally novel fashion, the degree to which consumers can be assured that they are indeed receiving the benefits for which they are paying. And by moving the quality bar higher it further assures that products of little functional value are eventually removed from store shelves and replaced with those of true benefit.

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

The Company has decided to focus its marketing and distribution resources on the use of the Ah-IMMUNOASSAY(TM) to detect dioxins in the Japanese market for the following reasons: (1) Japan has a serious dioxin pollution problem for which the government has only recently begun to enforce emission requirements; (2) incinerators that do not meet government emission requirements are being shut down, causing disruption in many industries; (3) unlike the US and Western European governments, the Japanese government has not imposed standards and types of tests to be used in monitoring pollution discharge and as a result companies are more open to new technologies which save money; and (4) unlike their counterparts in the US and Western Europe, industry leaders have acknowledged that dioxin is a problem. Paracelsian has begun the initial phase of a collaboration with Kubota Corporation of Osaka, Japan to further develop and implement an advanced sample preparation system which will facilitate the widespread use of the assay to monitor the levels of dioxin in the smoke and ash of municipal waste incinerators operated by Kubota and others. An initial payment of $38,000 was received by Paracelsian in March 1999. Payments for the balance of the clean up development program are expected to be approximately $300,000 and are anticipated to be received by September 1999. Paracelsian and Kubota have begun negotiations for a more comprehensive agreement under which Kubota would pay Paracelsian a license fee for the use and distribution of the Ah Immunoassay. Under this arrangement, Paracelsian would receive both an initial license fee and an ongoing payment for each use or sale of the assay, with a minimum annual payment required under the agreement to maintain exclusivity.


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

                                    TABLE 3
                         PUBLIC BIOTECHNOLOGY COMPANIES
                            REVENUE SOURCES IN 1997

                                       1997      % CHANGE
                                 $ IN THOUSANDS  VS. 1996   % OF TOTAL REVENUES
================================================================================
PRODUCT SALES                       $10,635         20%             76%
================================================================================
CONTRACT/COLLABORATIVE RESEARCH     $ 1,550         58%             11%
================================================================================
ROYALTIES AND LICENSE FEES          $   815          9%              6%
================================================================================
INVESTMENT INCOME                   $   600         44%              4%
================================================================================
OTHER REVENUES                      $   432          1%              3%
================================================================================
     TOTAL REVENUES                 $14,032         22%            100%

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


It is well know that both the U.S. Pharmacopoeia and the American Herbal Products Association have been working hard to establish analytical standards for herbal dietary supplements. Both organizations have been presented with the BioFIT concept and in each case there was an acceptance of the viability of the concept. The first challenge for both organizations is, however, the standardization of these products to make sure that they meet standards of identity, not functionality. The American Herbal Products Association has made statements that they believe that functional testing of the type represented by the BioFIT process is a high priority for the industry in improving the quality of herbal products. Neither organization has suggested that standardizing herbals based on analytical techniques should be the end point of quality assurance. Rather, both believe it is a step on a more lengthy continuum. Therefore, the activities of these and other organizations, Paracelsian
Management believes, pose no risk to the successful implementation and acceptance of the BioFIT concept, either by industry or by consumers.


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

PATENTS


Much of the value of the Company's research is derived from the bioassay technologies developed and applied to the work on herbal drug discovery and cancer screening programs. Although the concept of using bioassays as a means of identifying important biological activities is a standard research procedure in the biotech industry and usually cannot be patented, the Company has developed significant experience and proprietary "know-how". Where possible, the Company has applied for product and process patents. In the course of its research, the Company obtained 3 US and foreign patents prior to 1998 for the Dioxin Assay Systems which cover a wide range of commercial applications for the Ah-IMMUNOASSAY(TM) and other assay technologies. During 1998, the Company was granted two additional patents. One (claims accepted as of March but no patent number assigned to date) uses the Ah-IMMUNOASSAY(TM) as a novel method of identifying compounds that may be effective against HIV and other viral infections. The second (Patent No. 5,833,994 granted in November) relates to using the CDK1 Assay to quantify cancer causing activity of test substances, even those that have been previously thought to be non-genotoxic and /or non-mutagenic. The Company's scientists have been using the Assay to test the TCM library for cancer treatments. There are 2 additional US patents filed and pending. The Company is actively seeking partners to fully develop the market potential of these patents.

The two patents for the Dioxin Assay Systems were granted in March (Patent No. 5,496,703) and June (Patent No. 5,529,899) of 1996 and are held by Cornell Research Foundation, Inc. ("Cornell Foundation"), which has granted an exclusive license to the Company in return for 195,190 shares of Common Stock of the Company. The Company has the right to grant sub-licenses under the license agreement. The license agreement also provides that the Cornell Foundation intends to maintain a passive non-voting position in the Company.


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

ITEM 3. LEGAL PROCEEDINGS

In addition to routine litigation that is incidental to its business, the Company is a party to the following litigation:

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

                  HADYK, ET AL. V. JOHN G. BABISH, ET AL.: This case was commenced in New York State Supreme Court (Onondaga County) in June 1993 by certain persons, individually and doing business as In Vitro Bioanalytic Systems, against the Company, Dr. John G. Babish, a former officer and director of the Company, and Edward Heslop, a founding shareholder of the Company, primarily as an action for money damages and injunctive relief against the Company for alleged misappropriation of proprietary information and unfair competition. The plaintiffs allege, among other things, that in 1990, prior to the Company's incorporation, a partnership has been formed with Messrs. Babish and Heslop to commercialize products that the Company was developing. Damages, an accounting and an injunction are being sought against the Company. By decision dated September 14, 1994, the Court dismissed certain of the plaintiffs' claims against the Company while permitting a claim alleging unfair competition to proceed. Discovery has been temporarily stayed pending resolution of a motion for summary judgment brought by certain of the Company's co-defendants. That motion, if successful, will fully resolve the case in favor of the Company. The Company believes that the suit against it is without merit and intends to defend the case vigorously.

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

                       Common Stock                   Warrant
                       ------------                   -------
                  High Bid       Low Bid     High Bid        Low Bid
                  --------       -------     --------        -------

Fiscal 1997
-----------
First Quarter     1-11/16         1-1/2        7/16             3/8
Second Quarter    1-3/8           1-1/4        7/16             11/32
Third Quarter     1/8             1/8          1/8              1/8
Fourth Quarter    15/32           7/16         1/16             1/16

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


On July 9, 1998, the company entered into a letter agreement with R.P. Scherer North America (followed by a definitive contract in October 1998) that established Scherer as the exclusive marketing and distribution agent for the BioFIT(TM) certification program in the dietary supplement and OTC market segments in North America. The agreement provided for several different methods of compensation to Paracelsian. First, Paracelsian will receive $50,000 in development fees for each of the first five customers accepting the program. The initial payment under this section was received in January 1999 and the balance of the $250,000 is expected to be received not later than June 30, 1999. In addition, Paracelsian will receive an additional $50,000 payment per product for the development of five additional products beyond the original five provided under the agreement. These payments are to be made upon acceptance of the new products by at least two of Scherer's customers for the BioFIT products. The first portion of the first payment has already been received and the balance of the $250,000 is payable by the end of calendar year 1999. Scherer also agreed to pay Paracelsian $15,000 for the BioFIT Certification of a second set of five products. These payments, totaling $75,000, are expected by the end of calendar year 1999 as well. In addition, Scherer agreed to pay Paracelsian $350 for the certification of each production batch of each BioFIT product produced under the program. Payments for batch to batch certification are expected to commence by August 1999. Finally, Scherer agreed to pay Paracelsian a royalty of 2% of Scherer's net sales of BioFIT products until Paracelsian receives patent approval of its process. Upon patent approval, the royalty rate increases to 3% of Scherer's net sales. In the initial 18 months following initial shipment, Scherer must pay a minimum of $400,000 in royalties to Paracelsian in order to maintain its exclusivity of the BioFIT Program. After this initial period, Scherer must guarantee Paracelsian a minimum of $700,000 in royalty payments in the subsequent 12 month period to maintain exclusivity. There is a 3% escalation required each year over royalties paid in the prior 12 month period for Scherer to maintain ongoing exclusivity. Payments under this section of the agreement are expected to commence in the third quarter of calendar year 1999.

On March 1, 1999, Paracelsian entered into a second agreement with R.P. Scherer Limited of Swindon, England under which Paracelsian grants exclusive distribution rights to Scherer for the BioFIT program in Europe, Scandinavia, the Middle East and Africa. Under the agreement, Scherer agrees to pay Paracelsian a total of $30,000 for each of the first five products offered, said payment to occur on the basis of $20,000 per product upon submission for regulatory approval and $10,000 upon receipt of approval for each product.
Scherer then has an exclusivity period of 24 months for each product from the date of regulatory approval. Scherer agrees to provide a schedule for regulatory submission with initial submissions expected to be filed by June 1999. Revenue of $100,000 is expected under this section of the agreement in 1999. Within six months of the expiration of exclusivity for the first product, the parties agree to negotiate a further agreement which is to include revenue guarantees to Paracelsian. Scherer also agrees to pay a $25,000 development fee to Paracelsian for each product not developed concurrently with R.P. Scherer North America. Paracelsian expects payment of $75,000 in calendar year 1999 for such development fees. Scherer paid Paracelsian $50,000 on March 29, 1999 representing an advance against these future royalty payments. Scherer will also pay Paracelsian $15,000 for each certification not already provided under the North American Agreement and $350.00 for the certification of each batch of product produced that is not certified under the North American Agreement.

Finally, Paracelsian is in discussions with the R.P. Scherer Division serving the Pacific Rim, Australia and New Zealand, and the Division serving South America. Agreements similar to those in North America and Europe are anticipated not later than by the end of calendar year 1999.

In addition to the Scherer Agreement, Paracelsian has begun the initial phase of a collaboration with Kubota Corporation of Osaka, Japan to further develop and implement the use of Paracelsian's patented dioxin testing system know as the Ah IMMUNOASSAY(TM). Under this collaboration, Paracelsian will develop an advanced sample preparation system which will facilitate the widespread use of the assay to monitor the levels of dioxin in the smoke and ash of municipal waste incinerators operated by Kubota and others. An initial payment of $38,000 was received by Paracelsian in March 1999. Payments for the balance of the clean up development program are expected to be approximately $300,000 and are anticipated to be received by September 1999. Paracelsian and Kubota have begun negotiations for a more comprehensive agreement under which Kubota would pay Paracelsian a license fee for the use and distribution of the Ah Immunoassay. Under this arrangement, Paracelsian would receive both an initial license fee and an ongoing payment for each use or sale of the assay, with a minimum annual payment required under the agreement to maintain exclusivity.

Paracelsian's management is confident that all payments under the Scherer agreements will be made on a timely basis and is confident that the implementation strategy developed collaboratively by the two companies will result in widespread acceptance in the marketplace for BioFIT products in all areas into which they are introduced. In addition, Paracelsian is confident that the Kubota agreement will provide substantial revenues in 1999 and continuing in 2000.


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

Raleigh, NC                                                           KPMG LLP
January 11, 1999

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


       On January 15, 1998 the Company granted 800,000 options with an exercise price of $.22 per share, which represented the fair value of common stock at the close of business on January 14, 1998, to the Chief Executive Officer. The options vest and become exercisable in accordance with the following schedule:

o 100,000 option shares on the date that the closing price of the common stock of the Company is equal to or greater than $1.00 per share for ten consecutive trading days

o 100,000 option shares on the date that the closing price of the common stock of the Company is equal to or greater than $2.00 per share for ten consecutive trading days

o 100,000 option shares on the date that the closing price of the common stock of the Company is equal to or greater than $3.00 per share for ten consecutive trading days

o 100,000 option shares on the date that the closing price of the common stock of the Company is equal to or greater than $4.00 per share for ten consecutive trading days

o 100,000 option shares on the date that the closing price of the common stock of the Company is equal to or greater than $5.00 per share for ten consecutive trading days

o 50,000 option shares on January 15, 1999 if the Chief Executive Officer is still employed in the same capacity with the Company

o 250,000 option shares on January 15, 2002 if the Chief Executive Officer is continuously employed in the same capacity with the Company

       At September 30, 1998 100,000 options were exercisable and 800,000 options were outstanding.


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


       The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates of 5.25% and 5.8%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 96% and 96% and expected life of the options of 5 years and 5 years. These assumptions resulted in weighted-average fair values of $.27 and $1.32 per share for stock options granted in 1998 and 1997, respectively.


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

                                                    SEPTEMBER 30,
                                      ----------------------------------------
                                             1998                   1997
                                      -----------------      -----------------

           Pro forma net loss         $   (2,260,233)        $   (4,051,969)
           Pro forma loss per share:
                Primary                        (0.15)                 (0.34)


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


(9)    SUBSEQUENT EVENTS


       In October 1998, the Company entered into a definitive agreement (following a July 1998 letter agreement) with R.P. Scherer North America, a division of R.P. Scherer Corporation, that establishes R.P. Scherer North America as the exclusive marketing and distribution agent for Paracelsian's BioFIT(TM)(Bio Functional Integrity Testing) Certification program in certain market segments in North America. The agreement also provides for collaboration between the two companies on the development of new products. The agreement calls for the Company to receive various payments, including development fees, certification fees, and royalties, as certain milestones in the distribution agreement are reached. Revenues will be recognized when earned pursuant to the terms of the agreement.


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

NAME AND AGE                   PRINCIPAL OCCUPATION OVER LAST FIVE YEARS
------------                   -----------------------------------------

T. Nelson Campbell       34    Chairman, Biomar International, Inc. Chapel Hill,
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

NAME AND AGE                   PRINCIPAL OCCUPATION OVER LAST FIVE YEARS
------------                   -----------------------------------------

Lianping He              51    President,  Chinese  Service Center for Scholarly
                               Exchange,  Inc. and  President,  New York Service
                               Center for  Chinese  Study  Fellows,  Inc.  since
                               1995; prior to that, Director,  Chinese Education
                               Association for International  Exchange, Inc. and
                               Vice President,  Chinese Service  President,  for

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

NAME AND AGE                   PRINCIPAL OCCUPATION OVER LAST FIVE YEARS
------------                   -----------------------------------------

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


ITEM 10. EXECUTIVE COMPENSATION

The cash and cash equivalent compensation paid by the Corporation during the fiscal year ended September 30, 1998 to its chief executive officer is as follows:


                        Annual Compensation          Long Term Compensation
                        -------------------          ----------------------
                                                       Awards           Payouts
                                                       ------           --------
                                           Other         Restricted
                                       Annual Stock      Option/   LTIP            All Other
Name                     Salary Bonus  Compensation      Awards    SARS   Payouts Compensation
and Position              Year   ($)   ($)    ($)(1)       ($)      (#)      (#)       ($)
------------              ----   ---   ---    ------       ---      ---      ---       ---
Bernard M. Landes        1998 115,769  -0-     -0-         -0-     800,000   -0-       -0-
President and CEO

----------
(1) The value of non-cash compensation paid to the chief executive officer of the Corporation during the fiscal years disclosed did not exceed 10% of his cash compensation.

The following table contains information with respect to stock options to purchase shares of the Common Stock granted to the chief executive officer during 1998.

          Option/SAR Grants in Last Fiscal Year
          -------------------------------------
                  Individual Grants
                  -----------------

                   Number of       Percent of
                   securities      total
                   underlying      Options/SARs
                   Options/        granted to         Exercise or
                     SARs          employees          base price      Expiration
Name               Granted(#)      in 1998(%)         ($/Share)          Date
----               ----------      ----------         ---------       ----------
Bernard M. Landes    800,000          100               0.22            1/15/08

----------
The following table contains information with respect to stock options to purchase shares of the Common Stock held by the chief executive officer during 1998.

    Aggregated Option Exercises in 1998 and September 30, 1998, Option Values
    -------------------------------------------------------------------------

                                        Number of Unexercised       Value of Unexercised
                 Shares                       Options               In-the-Money Options
                Acquired on   Value     at September 30, 1998       at September 30, 1998(1)
Name            Exercise(#) Realized($) Exercisable/Unexercisable   Exercisable/Unexercisable
----            ----------- ----------  -------------------------   -------------------------

Bernard M. Landes  -0-        -0-          100,000 / 700,000            $40,500 / $283,500



----------

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

NAME OF                       SHARES CURRENTLY              PERCENT OF SHARES
BENEFICIAL OWNER              BENEFICIALLY OWNED(1)        BENEFICIALLY OWNED(2)
----------------              ---------------------        ---------------------

Robert A. Buchanan, MD                 9,095                         *

T. Colin Campbell                  6,292,255                    33.67%

T. Nelson Campbell                 6,318,420                    33.80%

James J. Dunseith                     18,246                         *

Hira Gurtoo                            9,095                         *

Lianping He                            5,846                         *

Loren Israelson                        4,000                         *

Bernard M. Landes                    203,000                     1.08%

Thomas D. Livingston                 208,095                     1.11%

All Director and Principal
Officers as a Group (9 persons)    7,042,477                    38.07%

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

PARACELSIAN, INC.                             Date:              March 31, 1999

    By: /s/ BERNARD M. LANDES
        -------------------------------------
        Bernard M. Landes
        President and Chief Executive Officer

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                               Date
---------                    -----                               ----


/s/ BERNARD M. LANDES        President, Chief Executive          March 31, 1999
--------------------------   Officer and Chairman of the
    Bernard M. Landes        Board, Director


/s/ T. NELSON CAMPBELL       Director                            March 31, 1999
--------------------------
    T. Nelson Campbell


                             Director                            March 31, 1999
--------------------------
    James J. Dunseith


/s/ HIRA GURTOO              Director                            March 31, 1999
--------------------------
    Hira Gurtoo


/s/ LIANPING HE              Director                            March 31, 1999
--------------------------
    Lianping He


/s/ ROBERT A BUCHANAN, MD    Director                            March 31, 1999
--------------------------
    Robert A. Buchanan, MD


/s/ THOMAS D. LIVINGSTON     Director                            March 31, 1999
--------------------------
    Thomas D. Livingston.


/s/ T. COLIN CAMPBELL        Director                            March 31, 1999
--------------------------
    T. Colin Campbell


                             Director                            March 31, 1999
--------------------------
    Loren Israelsen