Form 10QSB/A
period 1998-12-31
PARACELSIAN INC /DE/
filed 1999-04-05
CIK 882362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                               (Amendment No. 1)

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


4.         SUBSEQUENT EVENT:

In January 1999, the Company received $50,000 from R.P. Scherer representing its initial payment toward development fees under the BioFIT(TM) certification program. The fees will be recognized as revenue in January 1999.

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

Date        March 31, 1999

                                    PARACELSIAN, INC.

                            By: /s/ BERNARD M. LANDES
                               --------------------------------------
                                    Bernard M. Landes
                                    President and
                                    Chief Executive Officer