Form 10KSB/A
period 1998-09-30
PARACELSIAN INC /DE/
filed 1999-05-18
CIK 882362

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM. 10-KSB
                             AMENDMENT NUMBER THREE



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


                  (v) Scherer agreed to pay Paracelsian a royalty of 2% of Scherer's net sales of BioFIT products until Paracelsian receives patent approval of its process. Upon patent approval, the royalty rate increases to 3% of Scherer's net sales. The initial term of the agreement is 18 months following the date of first commercial shipment. In the initial 18 months following initial shipment, Scherer must pay a minimum of $400,000 in royalties to Paracelsian in order to maintain exclusivity of the BioFIT Program. After this initial period, Scherer must pay Paracelsian a minimum of $700,000 in royalties in the subsequent 12 month period to maintain exclusivity. There is a 3% escalation required each year over royalties paid in the prior 12 month period for Scherer to maintain ongoing exclusivity. Payments under this section of the agreement are expected to commence in the third quarter of calendar year 1999.

On March 1, 1999, Paracelsian entered into a second letter agreement with R.P. Scherer Limited of Swindon, England under which Paracelsian grants exclusive distribution rights to Scherer for the BioFIT program in Europe, Scandinavia, the Middle East and Africa. Under the letter agreement (which is to be followed by a definitive agreement), Scherer agreed to pay Paracelsian a total of $30,000 for each of the first five products offered, said payment to occur on the basis of $20,000 per product upon submission for regulatory approval and $10,000 upon receipt of approval for each product. Scherer then has an exclusivity period of 24 months for each product from the date of regulatory approval. Scherer agreed to provide a schedule for regulatory submission with initial submissions expected to be filed by June 1999. Revenue of $100,000 is expected under this section of the agreement in 1999. Within six months of the expiration of exclusivity for the first product, the parties agree to negotiate a further agreement which is to include revenue guarantees to Paracelsian. Scherer also agreed to pay a $25,000 development fee to Paracelsian for each product not developed concurrently with R.P. Scherer North America. Paracelsian expects payment of $75,000 in calendar year 1999 for such development fees. Scherer paid Paracelsian $50,000 on March 29, 1999 representing an advance against future royalty payments. Scherer will also pay Paracelsian $15,000 for each certification not already provided under the North American Agreement and $350.00 for the certification of each batch of product produced that is not certified under the North American Agreement.



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

PATENTS



Much of the value of the Company's research is derived from the bioassay technologies developed and applied to the work on herbal drug discovery and cancer screening programs. Although the concept of using bioassays as a means of identifying important biological activities is a standard research procedure in the biotech industry and usually cannot be patented, the Company has developed significant experience and proprietary "know-how". Where possible, the Company has applied for product and process patents. In the course of its research, the Company obtained 3 US and foreign patents prior to 1998 for the Dioxin Assay Systems which cover a wide range of commercial applications for the Ah-IMMUNOASSAY(TM) and other assay technologies. During 1998, the Company was granted two additional patents. One (claims accepted as of March but no patent number assigned to date) uses the Ah-IMMUNOASSAY(TM) as a novel method of identifying compounds that may be effective against HIV and other viral infections. The second (Patent No. 5,833,994 granted in November) relates to using the CDK1 Assay to quantify cancer causing activity of test substances, even those that have been previously thought to be non-genotoxic and /or non-mutagenic. The Company's scientists have been using the Assay to test the TCM library for cancer treatments. There are 2 additional US patents filed and pending. The Company is actively seeking partners to fully develop the market potential of these patents. Patents have a statutory duration of twenty years.

The two patents for the Dioxin Assay Systems were granted in March (Patent No. 5,496,703) and June (Patent No. 5,529,899) of 1996 and are held by Cornell Research Foundation, Inc. ("Cornell Foundation"), which has granted an exclusive license to the Company for the life of the patents in return for 195,190 shares of Common Stock of the Company. The Company has the right to grant sub-licenses under the license agreement. The license agreement also provides that the Cornell Foundation intends to maintain a passive non-voting position in the Company.



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

       (e)    NET LOSS PER SHARE



              For the year ended September 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with this statement, primary net loss per common share is replaced with basic loss per common share which is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Fully diluted net loss per common share is replaced with diluted net loss per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, stock subscriptions, and conversion of preferred stock. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options and warrants are anti-dilutive and the Company has no outstanding stock subscriptions or convertible preferred stock. The amount of common stock equivalents excluded from the calculation include options and warrants to purchase 4,842,703 and 3,790,203 shares of common stock at September 30, 1998 and 1997, respectively. The adoption of SFAS No. 128 had no affect on prior period per share data.



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



       On January 15, 1998 the Company granted 100,000 shares of stock and options to acquire 800,000 shares at an exercise price of $.22 per share, which represented the fair value of common stock at the close of business on January 14, 1998, to the Chief Executive Officer. The options vest and become exercisable in accordance with the following schedule:


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


                                      F16
                                                                     (Continued)

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


       Stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are generally fixed at that point in time. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options except as follows: 500,000 of the 800,000 option shares granted to the Chief Executive Officer as described in the preceding paragraphs have variable terms whereby the number of shares exercisable are dependent on the future price of the Company's stock. Consequently, if shares vest according to the terms, compensation expense would be recognized for the difference between the quoted market price and the exercise price of the shares. SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models to provide supplemental information regarding options granted after 1995. Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair market value method of that statement.



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



       In December 1998, the Company sold 666,666 shares of common stock for $250,000 through a private placement. The average closing price for the five trading days immediately preceding the transaction was approximately $.44 per share.



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

    3(i)                  Amendment to Articles of Incorporation

    10.1 Stock Purchase Agreement among the Company and certain investors dated January 14, 1998

    10.2 Registration Rights Agreement among the Company and certain investors dated January 14, 1998

    10.3                  Stock Purchase Agreement among the Company and John A.
                          Williams dated December 15, 1998


    10.4                  Distribution   Agreement   with  R.P.   Scherer  North
                          American dated October 30, 1998


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


PARACELSIAN, INC.                             Date:              May 18, 1999

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

Signature                    Title                               Date
---------                    -----                               ----


/s/ BERNARD M. LANDES        Chairman of the Board, Chief        May 18, 1999
--------------------------   Executive Officer and Director
    Bernard M. Landes        (Principal Executive Officer) and
                             Chief Financial Officer (Principal
                             Financial and Accounting Officer)

/s/ T. NELSON CAMPBELL       Director                            May 18, 1999
--------------------------
    T. Nelson Campbell


                             Director                            May 18, 1999
--------------------------
    James J. Dunseith


/s/ HIRA GURTOO              Director                            May 18, 1999
--------------------------
    Hira Gurtoo


/s/ LIANPING HE              Director                            May 18, 1999
--------------------------
    Lianping He


/s/ ROBERT A BUCHANAN, MD    Director                            May 18, 1999
--------------------------
    Robert A. Buchanan, MD


/s/ THOMAS D. LIVINGSTON     Director                            May 18, 1999
--------------------------
    Thomas D. Livingston.


/s/ T. COLIN CAMPBELL        Director                            May 18, 1999
--------------------------
    T. Colin Campbell


                             Director                            May 18, 1999
--------------------------
    Loren Israelsen