Form 10QSB/A
period 1998-12-31
PARACELSIAN INC /DE/
filed 1999-05-18
CIK 882362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                               (Amendment No. 2)


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


NET LOSS PER SHARE
Basic  loss  per  share  is   computed   by   dividing   the  net  loss  by  the
weighted-average number of common shares outstanding during the period. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options and warrants are anti-dilutive.


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

LIQUIDITY & CAPITAL RESOURCES


As of December 31, 1998, the Company maintained working capital of $131,000, which included cash of $189,000. In December 1998, the Company raised $250,000 in cash through a private placement of its common stock at 37.5 cents per share. The average closing price for the five trading days immediately preceding the transaction was approximately 44 cents per share. In January 1999, the Company received the initial payment from R.P. Scherer for development fees under its BioFIT(TM) certification program. Management believes that it can successfully raise additional capital if necessary to support its continued operations until such time as revenues are sufficient to provide internally generated funds. The Company presently intends to pursue additional capital of $1 million to $1.5 million in the near term, if available on reasonable terms, to provide resources for the hiring of additional personnel, expansion and/or relocation of lab facilities, and the acceleration of product development efforts. Of course, there can be no assurance that additional financing will be available on acceptable terms or at all.

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


Date        May 18, 1999


                                    PARACELSIAN, INC.

                            By: /s/ BERNARD M. LANDES
                               --------------------------------------
                                    Bernard M. Landes
                                    President and
                                    Chief Executive Officer