Form 10QSB
period 1999-03-31
PARACELSIAN INC /DE/
filed 1999-05-21
CIK 882362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

[ ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO_______



                           Commission File No. 0-19844


                                PARACELSIAN, INC.
                                -----------------
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

                            Yes [X]    No [ ]




There were 19,324,661 shares of Common Stock outstanding at May 12, 1999.

                        PARACELSIAN, INC. AND SUBSIDIARY

                                      Index


                                                                        Page
                                                                        ----
      PART I. - FINANCIAL INFORMATION

      Item 1.    Financial Statements

      Consolidated Balance Sheet as of March 31, 1999 (Unaudited)          3


      Consolidated Statements of Operations for the three and
      six months ended March 31, 1999 and 1998 and the cumulative
      period from inception to March 31, 1999 (Unaudited)                  4


      Consolidated Statements of Cash Flows for the six months
      ended March 31, 1999 and 1998 and the cumulative period
      from inception to March 31, 1999 (Unaudited)                         5


      Notes to Consolidated Financial Statements (Unaudited)               7


      Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations.                       9



      PART II  - OTHER INFORMATION

      Item 1 - Legal Proceedings                                          11

      Item 6 - Exhibits and Reports on Form 8-K                           11

      Signatures                                                          11

                        Paracelsian, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 1999
                                   (Unaudited)


              ASSETS
Current Assets:
   Cash and cash equivalents                           $    109,038
   Inventory                                                171,689
   Prepaid expenses and other current assets                 22,452
                                                       ------------
     Total current assets                                   303,179
                                                       ------------

Equipment, net                                              238,286

Other Assets:
   TCM extracts on-hand                                     233,469
   Licensing agreement, net                                  79,258
   Patents and trademarks, net                              208,461
   Note receivable                                          148,750
                                                       ------------
                                                            669,938
                                                       ------------
                                                       $  1,211,403
                                                       ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                    $    193,598
   Accrued expenses                                          34,388
   Current portion of capital lease obligations              11,015
   Current portion of notes payab1e                           8,277
                                                       ------------
     Total current liabilities                              257,278


Long-term Liabilities
   Long-term portion of capital lease obligation             14,837
   Long-term portion of notes payab1e                         7,279
                                                       ------------
     Total current and long-term liabilities                289,394
                                                       ------------

Commitments and Contingency

Stockholders' Equity:
   Common stock, $.01 par value; 35,000,000
     shares authorized; 19,176,513 shares
     outstanding March 1999                                 191,765
   Additional paid-in capital                            23,681,304
   Deficit accumulated during the development stage     (21,608,545)
   Treasury stock, at cost; 265,478 shares               (1,342,515)
                                                       ------------
     Total stockholders' equity                             922,009
                                                       ------------
                                                       $  1,211,403
                                                       ============


          See accompanying notes to consolidated financial statements.

                                             Paracelsian, Inc. and Subsidiary
                                              (A Development Stage Company)
                                          Consolidated Statements of Operations
                               For the three and six months ended March 31, 1999 and 1998,
                                And the cumulative period from inception to March 31, 1999
                                                       (Unaudited)


                                                                                                              Cumulative
                                                  Three Months Ended               Six Months Ended           Period from
                                                      March 31,                        March 31,              Inception to
                                             ----------------------------    ----------------------------      March 31,
Revenues:                                        1999            1998           1999             1998            1999
                                             ------------    ------------    ------------    ------------    ------------
   Marketing rights                                    --              --              --              --         254,995
   Products                                         5,948           1,675           7,653           1,675         184,678
   Product testing                                  5,229          12,050          15,489          33,970          56,907
   Development fees                                98,000              --          98,000              --          98,000
   Product royalties                                   --              --              --              --           1,246
   Subscription revenue                                --              --              --              --          31,625
                                             ------------    ------------    ------------    ------------    ------------
                                                  109,177          13,725         121,142          35,645         627,451

Operating expenses:
   Research and product engineering               202,938         194,675         376,515         377,157       8,052,730
   General and administrative                     382,478         297,161         723,961         555,401      12,195,650
   Product launch costs                                --              --              --              --         300,544
   Cost of products sold                               --              --              --              --          95,023
                                             ------------    ------------    ------------    ------------    ------------
                                                  585,416         491,836       1,100,476         932,558      20,643,947
                                             ------------    ------------    ------------    ------------    ------------
     Loss from operations during
       the development stage                     (476,239)       (478,111)       (979,334)       (896,913)    (20,016,496)

Interest income, net                                   --          12,889              --          26,702         497,463
Gain on sale of assets                                 --           1,700              --           6,968          38,488
                                             ------------    ------------    ------------    ------------    ------------
     Net loss during the development stage       (476,239)       (463,522)       (979,334)       (863,243)    (19,480,545)
                                             ============    ============    ============    ============    ============


     Basic and diluted net loss per share           (0.03)          (0.03)          (0.05)          (0.06)
                                             ============    ============    ============    ============

Weighted average number of
   shares outstanding                          18,953,365      15,576,296      18,602,128      15,576,296
                                             ============    ============    ============    ============

                               See accompanying notes to consolidated financial statements.

                                        Paracelsian, Inc. and Subsidiary
                                         (A Development Stage Company)
                                     Consolidated Statements of Cash Flows
                               For the six months ended March 31, 1999 and 1998,
                           And the cumulative period from inception to March 31, 1999
                                                  (Unaudited)

                                                                                                    Cumulative
                                                                          Six Months Ended          Period from
                                                                              March 31,             Inception to
                                                                   ----------------------------      March 31,
                                                                       1999           1998             1999
                                                                   ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                      $   (979,334)   $   (863,243)   $(19,480,545)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Gain on the sale of assets                                          --          (1,700)         (6,968)
         Non-cash compensation expense                                  119,828              --       1,362,103
         Other non-cash expenses                                             --              --       1,742,754
         Depreciation and amortization                                  214,650         214,650       1,901,495
         Changes in assets and liabilities:
            (Increase) decrease in inventory                                 --         (15,366)       (171,689)
            (Increase) decrease in prepaid expenses and
                other current assets                                     61,725          21,050           6,968
            (Decrease) increase in accounts payable                     123,963        (142,226)        548,120
            (Decrease) increase in due to related party                      --         (11,555)             --
            (Decrease) increase in accrued expenses                     (90,450)        (43,609)         71,888
                                                                   ------------    ------------    ------------
         Net cash used in operating activities                         (549,618)       (841,999)    (14,025,874)
                                                                   ------------    ------------    ------------

Cash flows from investing activities:
     Purchase of equipment                                               (1,636)        (31,212)       (735,037)
     Proceeds from sale of equipment                                         --           1,700          26,968
     Acquisition of licensed technology                                      --              --         (53,656)
     Acquisition of patents and trademarks                              (33,758)             --        (464,337)
     Acquisition of New Century Nutrition newsletter                         --              --        (350,000)
     Acquisition of option for East West Herbs, Ltd.
         and related acquisition costs                                       --              --         (92,866)
     Loan to from East West Herbs, Ltd.                                      --              --        (340,000)
     Proceeds from East West Herbs, Ltd.                                     --          42,500          42,500
                                                                   ------------    ------------    ------------
         Net cash used in investing activities                          (35,394)         12,988      (1,966,428)
                                                                   ------------    ------------    ------------

Cash flows from financing activities:
     Sale of common stock, initial public offering, net of costs             --              --       5,124,014
     Sale of common and preferred stock, net of costs                   445,980         500,000      11,276,089
     Proceeds from the exercise (redemption) of warrants                     --              --       1,186,295
     Proceeds from the exercise of options                               31,400              --          68,900
     Purchase of treasury stock                                              --              --      (1,342,515)
     Cost of warrant dividend                                                --              --         (63,102)
     Payment on equipment contract                                           --              --         (90,950)
     Payment on capital lease obligations                                (3,993)             --          (9,148)
     Payment on notes payable                                           (29,879)             --         (48,243)
                                                                   ------------    ------------    ------------
         Net cash (used in) provided by financing activities            443,508         500,000      16,101,340
                                                                   ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                   (141,504)       (329,011)        109,038

Cash and cash equivalents, beginning of period                          250,542         886,249              --
                                                                   ------------    ------------    ------------

Cash and cash equivalents, end of period                           $    109,038    $    557,238    $    109,038
                                                                   ============    ============    ============

                         See accompanying notes to consolidated financial statements.

                                        Paracelsian, Inc. and Subsidiary
                                         (A Development Stage Company)
                                     Consolidated Statements of Cash Flows
                               For the six months ended March 31, 1999 and 1998,
                           And the cumulative period from inception to March 31, 1999
                                                  (Unaudited)

                                                                                                    Cumulative
                                                                          Six Months Ended          Period from
                                                                              March 31,             Inception to
                                                                   ----------------------------      March 31,
                                                                       1999           1998             1999
                                                                   ------------    ------------    ------------
Supplemental disclosures:
     Cash paid during the period for interest                      $      2,835    $      2,485    $     29,897
                                                                   ============    ============    ============

Supplemental disclosure of non-cash investing and financing activities:
     Fair value of assets acquired, net of cash acquired           $         --    $         --    $  1,733,212
     Less - liabilities assumed                                              --              --          83,212
     Less - issuance of common stock                                         --              --       1,644,000
                                                                   ------------    ------------    ------------
         Net cash paid                                             $         --    $         --    $      6,000
                                                                   ============    ============    ============
     Warrant dividend                                              $         --    $         --    $    500,000
     Issuance of common stock/warrants for services
         and to reduce short-term liabilities                      $    150,914    $         --    $    716,145
     Purchase of equipment                                         $         --    $         --    $     90,950
     Repayment of officer stock subscription receivable            $         --    $         --    $     89,850
     Issuance of common stock for licensing and technology rights  $         --    $         --    $      3,338


                               See accompanying notes to consolidated financial statements.

                                                            6

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position and results of operations for Paracelsian, Inc. and its consolidated subsidiary. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $979,000 for the six months ended March 31, 1999 and had working capital of approximately $46,000 at March 31, 1999. The Company continues to expend funds on product research and development and general and administrative expenses, however, under the direction of a new management team and Board since January, 1998, the business plan has been revised, and efforts have been focused on developing a recurring revenue stream. Revenues from the BioFIT(TM) quality assurance program and from development of the AhIMMUNOASSAY dioxin screen commenced during the second quarter of fiscal 1999. The Company raised $217,500 in March 1999 and $100,000 in May 1999 through private placements of its common stock. Management believes that it can raise additional capital through similar private placements, if needed, and that the combination of such capital and the anticipated revenue stream will enable the Company to continue its operations and emerge from the development stage in 1999.

3.       SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION
The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of March 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Six months Ended March 31, 1999 as compared to the
                         Six months Ended March 31, 1998

As a development stage enterprise, the Company, since inception, has been primarily engaged in research, product engineering, and capital formation. As such, the Company has not generated significant revenue to date on a recurring basis.

Since January 1998, a significant portion of the new management team's strategy has been focused on the development of its BioFIT (TM) (Bio Functional Integrity Tested) quality assurance program. This unique testing program is able to certify consistent bio-functionality of herbal and other dietary supplements. This new "functional" approach to quality assurance will assist consumers in selecting herbs and other botanical products based on their demonstrated biological activity, rather than relying solely on analytical techniques which measure only the presence or absence of certain marker compounds.

The Company has entered into an agreement with R.P. Scherer North America that establishes them as the exclusive marketing and distribution agent for the BioFIT (TM) certification program in the dietary supplement and OTC market segments in North America. The agreement also provides for collaboration between the two companies on the development of new dietary supplements and OTC products. The agreement, among other things, provides for payments to the Company for the development of each bioassay, payment for each certification, and payment of royalties on all sales of BioFIT (TM) certified products.

In March 1999, Paracelsian entered into a letter agreement (to be followed by a definitive agreement) with R.P. Scherer Limited of Swindon, England whereby Paracelsian will grant exclusive distribution rights to Scherer for the BioFIT(TM) program in Europe, Scandinavia, the Middle East and Africa. The agreement will provide for the payment of development fees, certification fees, and royalties subject to certain regulatory approvals and other milestones.

Paracelsian  has  begun  the  initial  phase  of  a  collaboration  with  Kubota
Corporation of Osaka, Japan to further develop and implement the use of Paracelsian's patented dioxin testing system know as the Ah Immunoassay(TM). Under this collaboration, Paracelsian will develop an advanced sample preparation system which will facilitate the widespread use of the assay to monitor the levels of dioxin in the smoke and ash of municipal waste incinerators operated by Kubota and others. Paracelsian and Kubota have begun negotiations for a more comprehensive agreement under which Kubota would pay Paracelsian a license fee for the use and distribution of the Ah Immunoassay(TM). Under this agreement, Paracelsian would receive both an initial license fee and an ongoing payment for each use or sale of the assay, with a minimum annual payment required under the agreement to maintain exclusivity.

The commencement of revenues from the BioFIT (TM) program began in January 1999,and management anticipates a gradual ramp-up and expansion of the program throughout the year. Consequently, the Company is expected to emerge from the development stage during 1999.

RESULTS OF OPERATIONS

The Company's net loss for the second quarter of fiscal 1999 was approximately $476,000 compared to $478,000 in the second quarter of fiscal1998. For the six months ended March 31, 1999, the net loss was $979,000, compared to $897,000 for the comparable period of the preceding year. Revenues for the three and six month periods were $109,000 and $121,000 in 1999 as compared to $14,000 and $36,000 in 1998. The increase in revenues is primarily attributable to initial development fees under the BioFit (TM) program with R.P. Scherer ($50,000) and fees from the Kubota Copration ($48,000) for development work on the Ah Immunoassay(TM). Operating expenses for the fiscal 1999 periods are modestly higher than the comparable periods in fiscal 1998, reflecting the gradual build up of personnel and related costs associated with the development of the BioFit
(TM) certification program. Additionally, the 1999 periods include $78,000 of non-cash compensation associated with the vesting of stock options previously granted to the Chief Executive Officer.

LIQUIDITY & CAPITAL RESOURCES

As of March 31, 1999, the Company had cash of $109,000 and net working capital of $46,000. Subsequent to quarter end, the Company received $50,000 from R.P. Scherer representing the initial payment under the European portion of the BioFit (TM) development program. Additionally, in early May 1999, the Company completed a private placement of its common stock for $100,000 at 67.5 cents per share, bringing the total private placements completed since fiscal year end to $567,500. Current monthly cash requirements in order to sustain meaningful operations are approximately $100,000. Management believes, based on its recent experience, that it can continue to raise incremental capital through private placements, if needed, to support its operations until such time as the revenue stream is sufficient to provide for continuing operations. Such private placements, if any, will likely require discounts from then current market prices, reflecting the risk associated with trading restrictions, trading volume and volatility, and stock price support levels. Management will continue to evaluate the most cost effective means of raising any additional needed capital, including the feasibility of adjusting exercise prices on outstanding options or warrants as appropriate. There can be no assurance that additional financing will be available on acceptable terms or at all.


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

Date     May 21, 1999

                                     PARACELSIAN, INC.

                                     By: /s/ BERNARD M. LANDES
                                         ---------------------------------------
                                             Bernard M. Landes
                                             President and
                                             Chief Executive Officer