Form 10KSB/A
period 1998-09-30
PARACELSIAN INC /DE/
filed 1999-06-01
CIK 882362

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM. 10-KSB
                              AMENDMENT NUMBER FOUR



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

    10.1 Stock Purchase Agreement among the Company and certain investors dated January 14, 1998

    10.2 Registration Rights Agreement among the Company and certain investors dated January 14, 1998

    10.3                  Stock Purchase Agreement among the Company and John A.
                          Williams dated December 15, 1998

    10.4                  Distribution   Agreement   with  R.P.   Scherer  North
                          American dated October 30, 1998


    10.5                  Letter of Intent with Kubora Corporation dated
                          January 29, 1999


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


PARACELSIAN, INC.                             Date:   June 1, 1999


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


Signature                    Title                               Date
---------                    -----                               ----

/s/ BERNARD M. LANDES        Chairman of the Board, Chief        June 1, 1999
--------------------------   Executive Officer and Director
    Bernard M. Landes        (Principal Executive Officer) and
                             Chief Financial Officer (Principal
                             Financial and Accounting Officer)

/s/ T. NELSON CAMPBELL       Director                            June 1, 1999
--------------------------
    T. Nelson Campbell

/s/ HIRA GURTOO              Director                            June 1, 1999
--------------------------
    Hira Gurtoo


/s/ LIANPING HE              Director                            June 1, 1999
--------------------------
    Lianping He


/s/ ROBERT A BUCHANAN, MD    Director                            June 1, 1999
--------------------------
    Robert A. Buchanan, MD


/s/ THOMAS D. LIVINGSTON     Director                            June 1, 1999
--------------------------
    Thomas D. Livingston


/s/ T. COLIN CAMPBELL        Director                            June 1, 1999
--------------------------
    T. Colin Campbell


                             Director                            June 1, 1999
--------------------------
    Loren Israelsen