Form 10KSB/A
period 1998-09-30
PARACELSIAN INC /DE/
filed 1999-06-02
CIK 882362

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM. 10-KSB
                              AMENDMENT NUMBER FIVE



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


PARACELSIAN, INC.                             Date:   June 2, 1999


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


Signature                    Title                               Date
---------                    -----                               ----

/s/ BERNARD M. LANDES        Chairman of the Board, Chief        June 2, 1999
--------------------------   Executive Officer and Director
    Bernard M. Landes        (Principal Executive Officer) and
                             Chief Financial Officer (Principal
                             Financial and Accounting Officer)

/s/ T. NELSON CAMPBELL       Director                            June 2, 1999
--------------------------
    T. Nelson Campbell

/s/ HIRA GURTOO              Director                            June 2, 1999
--------------------------
    Hira Gurtoo

/s/ LIANPING HE              Director                            June 2, 1999
--------------------------
    Lianping He

/s/ ROBERT A BUCHANAN, MD    Director                            June 2, 1999
--------------------------
    Robert A. Buchanan, MD

/s/ THOMAS D. LIVINGSTON     Director                            June 2, 1999
--------------------------
    Thomas D. Livingston

/s/ T. COLIN CAMPBELL        Director                            June 2, 1999
--------------------------
    T. Colin Campbell

                             Director                            June 2, 1999
--------------------------
    Loren Israelsen