Form 10QSB
period 1999-06-30
PARACELSIAN INC /DE/
filed 1999-08-13
CIK 882362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                    -------------

                                       OR

[ ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO_______



                           Commission File No. 0-19844
                                               -------


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

                            Yes [X]    No [ ]




There were 20,653,227 shares of Common Stock outstanding at August 13, 1999.

                        PARACELSIAN, INC. AND SUBSIDIARY

                                      Index





                                                                          Page
                                                                          ----
PART I. - FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheet as of June 30, 1999 (Unaudited)
                                                                            3


Consolidated Statements of Operations for the three and
nine months ended June 30, 1999 and 1998 and the cumulative
period from inception to June 30, 1999 (Unaudited)                          4


Consolidated Statements of Cash Flows for the nine months
ended June 30, 1999 and 1998 and the cumulative period from
inception to June 30, 1999 (Unaudited)                                      5


Notes to Consolidated Financial Statements (Unaudited)
                                                                            7


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                               9



PART II  - OTHER INFORMATION

Item 1 - Legal Proceedings
                                                                           11

Item 6 - Exhibits and Reports on Form 8-K
                                                                           11

Signatures
                                                                           11

                              Paracelsian, Inc. and Subsidiary
                                (A Development Stage Company)
                                 Consolidated Balance Sheet
                                        June 30, 1999
                                         (Unaudited)


                                  ASSETS
Current Assets:
           Cash and cash equivalents                                            $  109,319
           Inventory                                                               171,689
           Prepaid expenses and other current assets                                 7,798
                                                                                ----------
                   Total current assets                                            288,806
                                                                                ----------

Equipment, net                                                                     224,488
                                                                                ----------
Other Assets:
           TCM extracts on-hand                                                    194,574
           Licensing agreement, net                                                 31,258
           Patents and trademarks, net                                             208,132
           Note receivable                                                         148,750
                                                                                ----------
                                                                                   582,714
                                                                                ----------
                                                                                $1,096,008
                                                                                ----------



                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
           Accounts payable                                                     $  204,816
           Accrued expenses                                                         17,206
           Current portion of capital lease obligations                             11,525
           Current portion of notes payable                                          7,760
                                                                                ----------
                   Total current liabilities                                       241,307
                                                                                ----------

Long-term Liabilities
           Long-term portion of capital lease obligation                            11,668
           Long-term portion of notes payable                                       16,037
                                                                                ----------
                   Total current and long-term liabilities                         269,012
                                                                                ----------

Commitments and Contingency

Stockholders' Equity:
           Common stock, $.01 par value; 35,000,000 shares authorized;
                    20,147,227 shares outstanding June 1999                        201,472
           Additional paid-in capital                                           24,128,300
           Deficit accumulated during the development stage                    (22,160,261)
           Treasury stock, at cost; 265,478 shares                              (1,342,515)
                                                                                ----------
                   Total stockholders' equity                                      826,996
                                                                                ----------
                                                                                $1,096,008
                                                                                ==========


                      See accompanying notes to consolidated financial statements.
                                                   3

                                            Paracelsian, Inc. and Subsidiary
                                              (A Development Stage Company)
                                          Consolidated Statements of Operations
                               For the three and nine months ended June 30, 1999 and 1998,
                                And the cumulative period from inception to June 30, 1999
                                                       (Unaudited)


                                                                                                              Cumulative
                                                       Three Months Ended            Nine Months Ended        Period from
                                                            June 30,                      June 30,            Inception to
                                                   --------------------------    --------------------------     June 30,
                                                     1999            1998           1999           1998           1999
                                                   -----------    -----------    -----------    -----------   ------------
Revenues:
        Marketing rights                           $        --    $        --    $        --    $        --   $    254,995
        Products                                           640          1,425          8,293          3,100        185,318
        Product testing                                  1,790         15,240         17,279         49,210         58,697
        Development fees                                50,000             --        148,000             --        148,000
        Product royalties                                   --             --             --             --          1,246
        Subscription revenue                                --             --             --             --         31,625
                                                   -----------    -----------    -----------    -----------   ------------
                                                        52,430         16,665        173,572         52,310        679,881

Operating expenses:
        Research and product engineering               203,099        165,107        579,614        542,264      8,255,829
        General and administrative                     408,547        371,205      1,132,508        926,606     12,604,197
        Product launch costs                                --             --             --             --        300,544
        Cost of products sold                               --             --             --             --         95,023
                                                   -----------    -----------    -----------    -----------   ------------
                                                       611,646        536,312      1,712,122      1,468,870     21,255,593
                                                   -----------    -----------    -----------    -----------   ------------
           Loss from operations during
             the development stage                    (559,216)      (519,647)    (1,538,550)    (1,416,560)   (20,575,712)

Interest income, net                                     7,500          9,096          7,500         35,798        504,963
Gain on sale of assets                                      --                            --          6,968         38,488
                                                   -----------    -----------    -----------    -----------   ------------
           Net loss during the development stage   $  (551,716)   $  (510,551)   $(1,531,050)   $(1,373,794)  $(20,032,261)
                                                   ===========    ===========    ===========    ===========   ============


           Basic and diluted net loss per share    $     (0.03)   $     (0.03)   $     (0.08)   $     (0.09)
                                                   ===========    ===========    ===========    ===========

Weighted average number of
  shares outstanding                                19,405,588     14,871,296     18,869,948     14,871,296
                                                   ===========    ===========    ===========    ===========


                              See accompanying notes to consolidated financial statements.
                                                            4

                                         Paracelsian, Inc. and Subsidiary
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                For the nine months ended June 30, 1999 and 1998,
                            And the cumulative period from inception to June 30, 1999
                                                   (Unaudited)
                                                                                                     Cumulative
                                                                           Nine Months Ended        Period from
                                                                              June 30,              Inception to
                                                                      --------------------------      June 30,
                                                                         1999           1998            1999
                                                                      -----------    -----------    ------------
Cash flows from operating activities:
        Net loss                                                      $(1,531,050)   $(1,373,794)   $(20,032,261)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
              Gain on the sale of assets                                       --         (6,968)         (6,968)
              Non-cash compensation expense                               156,828             --       1,399,103
              Other non-cash expenses                                          --             --       1,742,754
              Depreciation and amortization                               321,975        321,975       2,008,820
              Changes in assets and liabilities:
                   (Increase) decrease in inventory                            --        (15,366)       (171,689)
                   (Increase) decrease in prepaid expenses and
                     other current assets                                  76,379        (51,305)         21,622
                   (Decrease) increase in accounts payable                135,181        (95,564)        559,338
                   (Decrease) increase in due to related party                 --        (11,555)             --
                   (Decrease) increase in accrued expenses                 12,071        (15,410)        174,409
                                                                      -----------    -----------    ------------
              Net cash used in operating activities                      (828,616)    (1,247,987)    (14,304,872)
                                                                      -----------    -----------    ------------

Cash flows from investing activities:
        Purchase of equipment                                              (3,767)       (31,212)       (737,168)
        Proceeds from sale of equipment                                        --          6,968          26,968
        Acquisition of licensed technology                                     --             --         (53,656)
        Acquisition of patents and trademarks                             (37,929)       (18,661)       (468,508)
        Acquisition of New Century Nutrition newsletter                        --             --        (350,000)
        Acquisition of option for East West Herbs, Ltd.
              and related acquisition costs                                    --             --         (92,866)
        Loan to East West Herbs, Ltd.                                          --             --        (340,000)
        Proceeds from East West Herbs, Ltd.                                    --         42,500          42,500
                                                                      -----------    -----------    ------------
              Net cash used in investing activities                       (41,696)          (405)     (1,972,730)
                                                                      -----------    -----------    ------------

Cash flows from financing activities:
        Sale of common stock, initial public offering, net of costs            --             --       5,124,014
        Sale of common and preferred stock, net of costs                  745,980        500,000      11,576,089
        Proceeds from the exercise (redemption) of warrants                    --             --       1,186,295
        Proceeds from the exercise of options                              31,400             --          68,900
        Purchase of treasury stock                                             --             --      (1,342,515)
        Cost of warrant dividend                                               --             --         (63,102)
        Payment on equipment contract                                          --             --         (90,950)
        Payment on capital lease obligations                               (6,651)            --         (11,806)
        Payment on notes payable                                          (41,640)            --         (60,004)
                                                                      -----------    -----------    ------------
              Net cash (used in) provided by financing activities         729,089        500,000      16,386,921
                                                                      -----------    -----------    ------------

Net increase (decrease) in cash and cash equivalents                     (141,223)      (748,392)        109,319

Cash and cash equivalents, beginning of period                            250,542        886,249              --
                                                                      -----------    -----------    ------------

Cash and cash equivalents, end of period                              $   109,319    $   137,857    $    109,319
                                                                      ===========    ===========    ============

                           See accompanying notes to consolidated financial statements.
                                                        5

                                         Paracelsian, Inc. and Subsidiary
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                For the nine months ended June 30, 1999 and 1998,
                            And the cumulative period from inception to June 30, 1999
                                                   (Unaudited)

                                                                                                     Cumulative
                                                                           Nine Months Ended        Period from
                                                                              June 30,              Inception to
                                                                      --------------------------      June 30,
                                                                         1999           1998            1999
                                                                      -----------    -----------    ------------
Supplemental disclosures:
        Cash paid during the period for interest                      $     4,189    $     3,433    $     31,251
                                                                      ===========    ===========    ============

Supplemental disclosure of non-cash investing
  and financing activities:
        Fair value of assets acquired, net of cash acquired           $        --    $        --    $  1,733,212
        Less - liabilities assumed                                             --             --          83,212
        Less - issuance of common stock                                        --             --       1,644,000
                                                                      -----------    -----------    ------------
              Net cash paid                                           $        --    $        --    $      6,000
                                                                      ===========    ===========    ============
        Warrant dividend                                              $        --    $        --    $    500,000
        Issuance of common stock/warrants for services
              and to reduce short-term liabilities                    $   270,617    $        --    $    835,848
        Purchase of equipment                                         $        --    $        --    $     90,950
        Repayment of officer stock subscription receivable            $        --    $        --    $     89,850
        Issuance of common stock for licensing and technology rights  $        --    $        --    $      3,338


                           See accompanying notes to consolidated financial statements.
                                                        6

                        PARACELSIAN, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $1,531,000 for the nine months ended June 30, 1999 and had working capital of approximately $48,000 at June 30, 1999. The Company continues to expend funds on product research and development and general and administrative expenses, however, under the direction of a new management team and Board since January, 1998, the business plan has been revised, and efforts have been focused on developing a recurring revenue stream. Revenues from the BioFIT(TM) quality assurance program and from development of the Ah Immunoassay(TM) dioxin screen commenced during the second quarter of fiscal 1999. The Company raised $217,500 in March 1999, $300,000 in May and June 1999 and $200,000 in July 1999 through private placements of its common stock. Management believes that it can raise additional capital through similar private placements, if needed, and that the combination of such capital and the anticipated revenue stream will enable the Company to continue its operations and emerge from the development stage in 1999.

3.       SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION
The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of June 30, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Nine months Ended June 30, 1999 as compared to the
                         Nine months Ended June 30, 1998

As a development stage enterprise, the Company, since inception, has been primarily engaged in research, product engineering, and capital formation. As such, the Company has not generated significant revenue to date on a recurring basis.

Since January 1998, a significant portion of the new management team's strategy has been focused on the development of the Company's core technology as a source of significant revenues. These technologies, unique bioassays and assay systems which can monitor the presence of environmental toxins or be used to assure the consistent functionality of natural compounds sold as dietary supplements, provide the basis, management feels, for the emergence from the development stage by the end of calendar 1999.

The Company has now completed development of its BioFIT (TM) (Bio Functional Integrity Tested) "functional" quality assurance program for herbal and other complex natural products. This unique quality assurance program is able to certify consistent bio-functionality of herbal and other dietary supplements. This new "functional" approach to quality assurance will assist consumers in selecting herbs and other botanical and complex natural products, including nutraceuticals, based on their demonstrated biological activity, rather than relying, as in the past, on a chemical analysis of their principal constituents. Chemicals analysis has not been demonstrated to be a consistent measure of functionality for herbal products, and often presumed actives or marker compounds used for standardization do not predict biological activity. The BioFIT (TM) certification ensures that products exhibit a high enough level of biological activity in mechanisms relevant to the claimed product benefit, when compared to products used in successful clinical trials, to suggest that the product will deliver on its benefit claims.

The Company filed a broad patent application covering its unique approach to quality assurance in July of 1998. The patent application is being prosecuted by Kenyon & Kenyon of New York, one of the nation's most respected law firms specializing in intellectual property.

In July 1998, the Company entered into an agreement with R.P. Scherer North America that establishes them as the exclusive marketing and distribution agent for the BioFIT (TM) certification program in the dietary supplement and OTC market segments in North America. The agreement provided for payments to the Company for development of assay systems, for product certifications, for batch to batch testing and for royalties on the sale of BioFIT (TM) products. This agreement has now been modified to limit R.P. Scherer's exclusivity only to the softgel delivery system. The Company will continue to receive royalties on the sale of all BioFIT (TM) certified products by R.P. Scherer and will continue to be paid for batch to batch testing. However, the Company is now free to pursue arrangements with all manufacturers selling other types of delivery forms including tablets, two part hard shells, foods and beverages, as well as with raw material manufacturers. This dramatically increases the Company's potential revenue and, in the case of finished goods manufacturers, allows the Company to receive royalties based on a higher selling price than that at which its royalties from R.P. Scherer would have been based.

The Company has initiated testing for several raw material suppliers and finished goods manufactures. Revenues derived from testing are increasing and the Company expects that requests for testing will continue to increase in the coming months as the industry enters its peak selling period from September to March. The Company is also in active discussions with several sellers of finished dietary supplements and sellers of raw materials and expects to complete negotiations shortly that will result in BioFIT (TM) certified products being seen on store shelves later this year.

The  Company is also  continuing  its  efforts to expand the scope of the BioFIT
(TM) program to the rest of the world and is in ongoing discussions with R.P. Scherer pursuant to a letter agreement signed in March 1999 to take advantage of this opportunity.

The Company signed a letter of intent with Kubota Corporation on May 25, 1999 calling for the signing of a development agreement to further develop Paracelsian's patented Ah Immunoassay(TM) for use in the monitoring of municipal waste incinerators in Japan. The development agreement was signed on July 20, 1999 and provided for payments to the Company in the amount of $257,000, with $157,000 due by the end of August 1999. The letter of intent further called for the signing of a license agreement with Kubota and this agreement is currently being negotiated, and the Company expects to sign an agreement by the end of August 1999. This agreement will provide both license fees and guaranteed royalties, although the royalties may not begin for up to three years while the Ah Immunoassay(TM) is being validated for its intended use in Japan.

In addition to its agreements and discussions with Kubota in Japan, the Company is also actively involved in discussions with private businesses in Belgium, Korea and with Ministry of Health and other government agencies in the Peoples Republic of China regarding development and implementation of the Ah Immunoassay(TM) to monitor food, water and soil, in addition to municipal waste incinerators. The Company expects these discussions to be fruitful and result in further applications for its technology with associated revenues some time in the year 2000.

The Company is also pursuing the further development of its E-commerce business and has established a site focusing on various aspects of Traditional Chinese Medicine, including the sale of Traditional Chinese Medicine remedies. Discussions are ongoing with the People's Republic of China aimed at achieving proprietary access to various scientific information and research and development services and at establishing sources of TCM products to be sold over the Internet. The Company expects these efforts to begin bearing fruit in the year 2000.


RESULTS OF OPERATIONS

The Company's net loss for the third quarter of fiscal 1999 was approximately $552,000 compared to $511,000 in the third quarter of fiscal 1998. For the nine months ended June 30, 1999, the net loss was $1,531,000, compared to $1,374,000 for the comparable period of the preceding year. Revenues for the three and nine month periods were $52,000 and $174,000 in 1999 as compared to $16,000 and $52,000 in 1998. The increase in revenues is primarily attributable to initial development fees under the BioFit (TM) program with R.P. Scherer ($100,000) and fees from the Kubota Corporation ($48,000) for development work on the Ah Immunoassay(TM). Operating expenses for the fiscal 1999 periods are modestly higher than the comparable periods in fiscal 1998, reflecting the gradual build up of personnel and related costs associated with the development of the BioFit
(TM) certification program. Additionally, the 1999 periods include $78,000 of non-cash compensation associated with the vesting of stock options previously granted to the Chief Executive Officer.


LIQUIDITY & CAPITAL RESOURCES

As of June 30, 1999, the Company had cash of $109,000 and net working capital of $48,000. Subsequent to quarter end, the Company executed an agreement with Kubota Corporation providing for payments to the Company in the amount of $257,000, including $157,000 due by the end of August. Additionally, in late July 1999, the Company completed the second half of an aggregate $400,000 private placement, bringing the total private placements completed since fiscal year end to $967,500. Current monthly cash requirements in order to sustain meaningful operations are approximately $100,000. Management believes, based on its recent experience, that it can continue to raise incremental capital through private placements, if needed, to support its operations until such time as the revenue stream is sufficient to provide for continuing operations. Such private placements, if any, will likely require discounts from then current market prices, reflecting the risk associated with trading restrictions, trading volume and volatility, and stock price support levels. Management will continue to evaluate the most cost effective means of raising any additional needed capital, including the feasibility of adjusting exercise prices on outstanding options or warrants as appropriate. There can be no assurance that additional financing will be available on acceptable terms or at all.


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

Date     August 13, 1999

                                   PARACELSIAN, INC.

                                   By: /s/ BERNARD M. LANDES
                                       --------------------------------
                                           Bernard M. Landes
                                           President,
                                           Chief Executive Officer, and
                                           Principal Accounting Officer