Form 10-Q
period 1999-09-30
PARACELSIAN INC /DE/
filed 2000-03-06
CIK 882362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM. 10-QSB

[ X ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

OR

[ ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________.

Commission File No. 0-19844

-----------

PARACELSIAN, INC.

----------------- -------------------------------------

(Exact name of small business issuer as specified in its charter)

Delaware	16-1399565
-----------	--------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 Langmuir Laboratories, Cornell Technology Park, Ithaca, New York	14850
-------------------------------------------------------------------------	--------------------
(Address of principal executive offices)	Zip Code

Issuer's telephone number: (607) 257-4224 -----------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

There were 20,677,783 shares of Common Stock outstanding at February 23, 2000.

Paracelsian, Inc. and Subsidiary

Index

Page
PART I. — FINANCIAL INFORMATION Item 1. Financial Statements
Consolidated Balance Sheet as of December 31, 1999 (Unaudited)	3
Consolidated Statements of Operations for the three months ended December 31, 1999 and 1998 and the cumulative period from inception to December 31, 1999 (Unaudited)	4
Consolidated Statements of Cash Flows for the three months ended December 31, 1999 and 1998 and the cumulative period from inception to December 31, 1999 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	7
Item. 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings	12
Item 6 — Exhibits and Reports of Form 8-K	12
Signatures	12
Paracelsian, Inc. and Subsidiary (A Development Stage Company) Consolidated Balance Sheet December 31, 1999 (Unaudited)
December 31,
1999
Assets
Current Assets:
Cash and cash equivalents	$7,814
Inventory	171,689
Prepaid expenses and other current assets	53,512
Total current assets	233,015

Equipment, net	187,846

Other Assets:
TCM extracts on-hand	116,784
Patents and trademarks, net	218,244
Note receivable	148,750
483,778
$904,639

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$267,882
Accrued expenses	101,363
Current portion of capital lease obligation	10,545
Current portion of notes payable	267,721

Total current liabilities	647,511

Long-term Liabilities:
Deferred Revenue	57,000
Long-term portion of capital lease obligation	6,389
Long-term portion of notes payable	13,321
Total current and long-term liabilities	724,221

Stockholders’ Equity
Common Stock, $.01 par value; 35,000,000 shares authorized;
20,671,783 shares outstanding at December 1999	206,718
Additional paid-in-capital	24,332,929
Deficit accumulated during the development stage	(23,016,714)
Treasury stock, at cost; 265,478	(1,342,515)
Total stockholders’ equity	180,418
$904,639

See accompanying notes to consolidated financial statements

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the three months ended December 31, 1999 and 1998,

And the cumulative period from inception to December 31, 1999

(Unaudited)

	Three Months Ended		Cumulative
			Period from
			Inception to
	December 31,		December 31,
Revenues	1999	1998	1999

Marketing rights	$ 50,389	-	618,384
Products	1,138	1,705	190,838
Product Testing	25,520	10,260	104,276
Product royalties	-	-	1,246
Subscription revenue	-	-	31,625

Total Revenues	77,047	11,965	946,369

Operating expenses:
Research and product engineering	154,003	173,577	8,574,361
General and administrative	298,582	341,483	13,424,918
Product launch costs	-	-	300,544
Cost of products sold	-	-	95,023

Total Operating expenses	452,585	515,060	22,394,846

Loss from operations during the development stage	(375,538)	(503,095)	(21,448,477)

Interest income, net	16,312	-	521,275
Gain on sale of assets	-	-	38,488

Net loss during the development stage	$(359,226)	(503,095)	(20,888,714)

Basic and diluted net loss per share of common stock	$ (.02)	(.03)

Weighted average number of Common
Shares outstanding	19,797,522	18,093,430

See accompanying notes to consolidated financial statements.

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the three months ended December 31, 1999 and 1998,

And the cumulative period from inception to December 31, 1999

(Unaudited)

			Cumulative
			Period from
	Three Months Ended		Inception to
	December 31,		December 31,
Cash flows from operating activities:	1999	1998	1999

Net loss	$(359,226)	(503,095)	(20,888,715)
Adjustments to reconcile net loss to net cash used in
operating activities
Gain on the sale of assets	-	-	(6,968)
Non-cash compensation expense	15,000	29,763	1,420,070
Other non-cash expenses			2,071,985
Depreciation and amortization	59,325	107,325	2,165,641
Changes in assets and liabilities	-	-	-
(Increase) decrease in inventory	-	-	(171,689)
(Increase) decrease in prepaid expenses	-	-	-
and other current assets	(2,474)	27,954	(53,512)
(Decrease) increase in accounts payable	118,979	36,068	267,882
(Decrease) increase in deferred revenue	-	-	57,000
(Decrease) increase in accrued expenses	(107,669)	11,226	101,363

Net cash used in operating activities	(276,065)	(290,759)	(15,036,941)

Cash flows from investing activities:	-	-
Purchase of equipment	-	-	(737,168)
Proceeds from sale of equipment	-	-	26,968
Acquisition of licensed technology	-	-	(53,656)
Acquisition of patents and trademarks	(1,998)	(6,141)	(487,620)
Acquisition of New Century Nutrition newsletter	-	-	(350,000)
Acquisition of option for East West Herbs, Ltd. and related acquisition costs	-	-	(92,866)
	-	-	-
Loan to East West Herbs, Ltd.	-	-	(340,000)
Proceeds from loan to East West Herbs, Ltd.	-	-	42,500

Net cash used in investing activities	(1,998)	(6,141)	(1,991,842)

Cash flows from financing activities:	-	-	-
Sale of common stock, initial public offering, net of costs	-	-	5,124,014
Sale of common and preferred stock, net of costs	-	250,000	11,776,089
Proceeds from the exercise of warrants	-	-	1,186,295
Proceeds from the exercise of options	-	-	68,900
Purchase of treasury stock	-	-	(1,342,515)
Cost of warrant dividend	-	-	(63,102)
Increase in capital lease obligations and notes payable	-	-	115,868
Payment on capital lease obligations	(7,515)	(1,545)	(18,279)
(Decrease) increase in notes payable	220,638	(13,073)	189,327

Net cash (used in) provided by financing activities	224,182	235,382	17,036,597

Net increase (decrease) in cash and cash equivalents	(64,940)	(61,518)	7,814
Cash and cash equivalents, beginning of period	72,754	250,542	-

Cash and cash equivalents, end of period	$ 7,814	$189,024	7,814

See accompanying notes to consolidated financial statements.

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the nine months ended Decemberr 30, 1999 and 1998,

And the cumulative period from inception to December 30, 1999

(Unaudited)
	Three Months Ended December 31		Cumulative
			Period from
			Inception to
			December 31,
	1999	1998	1999

Supplemental disclosures:
Cash paid during the period for interest	$1,585	1,580	35,006

Supplemental disclosure of non-cash investing & financing activities:
Fair value of assets acquired, net of cash acquired	$-	-	1,733,212
Less — liabilities assumed	-	-	83,212
Less — issuance of common stock	-	-	1,644,000
Net cash paid	$-	-	6,000
Warrant dividend			500,000
Issuance of common stock/warrants for services and to reduce short-term liabilities	-	67,263	885,201
Purchase of equipment	-	-	90,950
Purchase of officer stock subscription receivable	-	-	89,850
Issuance of common stock for licensing and Technology rights	$-	-	3,338

See accompanying notes to consolidated financial statements

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

(Unaudited)

1. BASIS OF PRESENTATION:

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position and results of operations for Paracelsian, Inc. and its consolidated subsidiary. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed of omitted as permitted by such regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

  ORGANIZATION, BUSINESS, AND RISK FACTORS:

Organization and Business

Paracelsian, Inc. (the "Company") is a bio-science and technology company that utilizes its proprietary screening technology to identify novel therapeutic compounds from herbal and other botanical sources and to define and/or confirm the biological mechanisms through which traditional herbs and other botanicals provide the therapeutic or functional benefits suggested by their traditional use. This technology has been developed by the Company to identify potential products that inhibit the biological signals generated by targeted cells that result in controlled or uncontrolled growth and division. The Company’s screening technology evaluates the effects of herbal and other botanical products on intracellular signals referred to as "Signal Transduction Technology."

Cell division is one of the basic steps in biology for normal growth of tissues to support life. The Company’s technology enables researchers to observe signal transduction and measure the effects of chemicals contained in synthetic or natural compounds, and chemicals occurring in nature such as herbs and combinations of herbal extracts, on cell division. In the course of these observations, the Company can distinguish the effects of such chemicals on targeted cells, thereby screening compounds to identify those with promising favorable therapeutic effects. ("This proprietary technology, including the components, methods, procedures and know-how employed in this screening process, is referred to herein as the "Screening Technology")

In October 1994, Pacific Liaisons (Pacific), a partnership engaged in identifying and acquiring biologically active drugs, natural products and foods from Eastern Asia, merged with a wholly-owned subsidiary of the Company and the Company now maintains a large library of natural medicinal extracts. These extracts are being processed with the Company’s screening technology to identify potential candidates for drug or dietary supplement development. The Company also has access to the informational database related to the medicinal extracts, which contains, among other things, a history of the usage of each extract.

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $359,000 for the three months ended December 31, 1999 and had a working capital deficit of approximately $414,000 at December 31, 1999. Management believes that revenues from its BioFIT program, its Ah-Immunoassay, its Internet project and the sales of its inventory will be sufficient throughout the year to enable the Company to achieve positive cash flow during 2000. BioSignia, Inc., the Company’s largest shareholder, has advanced interim funds into 2000. Management is currently seeking a capital infusion of at least $1 million to strengthen its working capital position and bridge its needs until the revenue stream is sustained. Management believes that the combination of additional capital combined with increased revenues will enable the Company to continue its operations.

3. SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 1999.

Research and Product Engineering

Company-sponsored research and product engineering expenditures have been charged to expense as incurred. These costs consist primarily of employee salaries and direct laboratory costs. The cost of extracts used in research and development activities is expensed as consumed.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. The Company’s basic and diluted per share amounts are the same since the assumed exercise of stock options and warrants are anti-dilutive.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months Ended December 31, 1999 as compared to the

Three months Ended December 31, 1998

As a development stage enterprise, the Company, since inception, has been primarily engaged in research, product engineering, and capital formation. As such, the Company has not generated significant revenues to date on a recurring basis.

The Company has now completed development of its BioFIT™ (Bio Functional Integrity Tested) "functional" Quality assurance program for herbal and other complex natural products. This unique quality assurance program is able to certify consistent bio-functionality of herbal and other dietary supplements. This new "functional" approach to quality assurance will assist consumers in selecting herbs and other botanical and complex natural products, including nutraceuticals, based on their demonstrated biological activity, rather than relying, as in the past, on a chemical analysis of their principal constituents. Chemicals analysis has not been demonstrated to be a consistent measure of functionality for herbal products, and often presumed actives or marker compounds used for standardization do not predict biological activity. The BioFIT™ certification ensures that products exhibit a high enough level of biological activity in mechanisms relevant to the claimed product benefit, when compared to products used in successful clinical trials, to suggest that the product will deliver on its benefit claims.

The Company filed a broad patent application covering its unique approach to quality assurance in July of 1998. The patent application is being prosecuted by Kenyon & Kenyon of New York, one of the nation’s most respected law firms specializing in intellectual property.

In July 1998, the Company entered into an agreement with R.P. Scherer North America that establishes them as the exclusive marketing and distribution agent for the BioFIT™ certification program in the dietary supplement and OTC market segments in North America. The agreement provided for payments to the Company for development of assay systems, for product certifications, for batch to batch testing and for royalties on the sale of BioFIT™ products. This agreement has now been modified to limit R.P. Scherer exclusivity only to the softgel delivery system. The Company will continue to receive royalties on the sale of all BioFIT™ certified products by R.P. Scherer and will continue to be paid for batch to batch testing. However, the Company is now free to pursue arrangements with all manufacturers selling other types of delivery forms including tablets, two part hard shells, foods and beverages, as well as with raw material manufacturers. This dramatically increases the Company’s potential revenue and, in the case of finished goods manufacturers, allows the Company to receive royalties based on a higher selling price than that at which its royalties from R.P. Scherer would have been based.

The Company has initiated testing for several raw material suppliers and finished goods manufacturers. Revenues derived from testing are increasing and the Company expects that requests for testing will continue to increase in the coming months. The Company is also in active discussions with several sellers of finished dietary supplements and sellers of raw materials and expects BioFIT™ certified products on store shelves later this year.

On July 20,1999 the Company signed a Development Agreement with Kubota Corporation to further develop The Company’s patented Ah-IMMUNOASSAY™ for use in the monitoring of municipal waste incinerators in Japan. The Company signed a final Licensing Agreement with the Kubota Corporation on January 18, 2000 for the sale of the Company’s Ah-IMMUNOASSAY™ in the Japanese market. The Ah-IMMUNOASSAY™ is used to detect dioxin contamination in the environment. The Licensing Agreement provides the Company with licensing fees and a royalty on sales in the Japanese market. In return, the Company provides Kubota with an exclusive license to manufacture and distribute the Ah-IMMUNOASSAY™ in Japan.

The Company is also actively involved in discussions with private businesses in Belgium, Korea and with the Ministry of Health and other government agencies in the Peoples Republic of China regarding development and implementation of the Ah-IMMUNOASSAY™ to monitor food, water and soil, in addition to municipal waste incinerators. The Company expects these discussions to be fruitful and result in further applications for its technology with associated revenues some time in the year 2000.

In 2000 the Company will complete discussions with two leading health care agencies of the government of the People’s Republic of China. These discussions, it is expected, will lead to a unique alliance leading to the world’s most complete and unique Internet site for information, services and products combining the wisdom of Traditional Chinese Medicine with the latest cutting edge Western nutritional science.

Results of Operation

The Company’s net loss for the first quarter of fiscal 2000 was approximately $359,000 compared to $503,000 in the first quarter of fiscal 1999. Revenues for the three month period were $77,000 in 1999 as compared to $12,000 in 1998. The increase in revenues is primarily due to $50,000 from the Kubota Corporation related to the Ah-IMMUNOASSAY™ technology. These revenues are not representative of the Company’s future plans and expectations. Operating expenses for the three month period were approximately $453,000 compared to $515,000 for the first fiscal quarter of the prior year. The decrease of $63,000 is due to management’s commitment to utilize its resources in the most efficient manner. The management team is continuing to operate with modest staff levels and has been focusing on continuing to conserve resources, and generating revenues.

Liquidity & Capital Resources

As of December 31, 1999, the Company had cash of $7,800 and a net working capital deficit of $414,000. Management believes that it can continue to raise additional capital through private placements, to support its operations until such time as the revenue stream is sufficient to realize positive cash flow in 2000. The Company is actively pursuing additional capital of $1 million to $1.5 million to provide resources to strengthen its working capital position until sufficient revenues are achieved. Management believes that the additional financings coupled with its expected revenues from the BioFIT™ program, the Ah-Immunoassay, the Internet Program and the sale of its inventory of Andrographolide will enable the Company, (1) to further increase its operating efficiency; and (2) to continue its operations into the future.

Management and The Board

On January 31, 2000 the Company announced that Dr. T. Colin Campbell was named Chairman, CEO & President. Dr. Campbell replaces Bernard M. Landes, who served as Chairman, CEO and President the previous two years. Dr. Campbell served on the Board of Directors of the Company for several years prior to taking this new position. On February 8, 2000 the Company announced that Dr. Max Shaibe has accepted an invitation to serve on the Company’s Board. Dr. Shaibe’s appointment to the Board lasts until the annual shareholders’ meeting on June 12, 2000, when he will stand for election. Dr. Shaibe’s background includes significant positions in academia, government and the private sector. Perhaps most noteworthy, Dr. Shaibe is a co-inventor of the Internet. In addition Gary G. Chabot has joined the Company as the Chief Financial Officer.

The management of the Company will be focusing their efforts on producing ongoing revenues and controlling expenses.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Hadyk, et al. V. John G. Babish, et al.

In addition to routine litigation that is incidental to its business, the Company is a party to the following litigation:

     Hadyk, et al. V. John G. Babish, et al.: This case was commenced in New York State Supreme Court (Onondaga County) in June 1993 by certain persons, individually and doing business as In Vitro Bioanalytic Systems, against the Company, Dr. John G. Babish, a former officer and director of the Company, and Edward Heslop, a founding shareholder of the Company, primarily as an action for money damages and injunctive relief against the Company for alleged misappropriation of proprietary information and unfair competition. The plaintiffs allege, among other things, that in 1990, prior to the Company’s incorporation, a partnership has been formed with Messrs. Babish and Heslop to commercialize products that the Company was developing. Damages, an accounting and an injunction are being sought against the Company. By decision dated September 14, 1994, the Court dismissed certain of the plaintiffs’ claims against the Company while permitting a claim alleging unfair competition to proceed. Discovery has been temporarily stayed pending resolution of a motion for summary judgment brought by certain of the Company’s co-defendants. That motion, if successful, will fully resolve the case in favor of the Company. The Company believes that the suit against it is without merit and intends to defend the case vigorously.

Item 6(a)   Exhibits

               None

Item 6(b)   Reports on Form 8-K

                None

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 3, 2000

PARACELSIAN, INC.

                                                                                                   By:/s/ T. COLIN CAMPBELL
                                                                                                  -------------------------------------
                                                                                                 T. Colin Campbell
                                                                                                 President,
                                                                                                 Chief Executive Officer

                                                                                                 By/s/ GARY G. CHABOT
                                                                                                 ---------------------------------
                                                                                                 Gary G. Chabot
                                                                                                 Principal Accounting Officer