Form 10-K
period 1999-09-30
PARACELSIAN INC /DE/
filed 2000-03-06
CIK 882362

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM. 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999.

[ ] TRANSITION REPORT UNDE -----

PARACELSIAN, INC.

------------------------------------------------------

(Name of small business issuer in its charter)

Delaware >	--------------
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.) Technology Park, Ithaca, New York 14850	14850
-------------------------------------------------------------------	--------------
(Address of principal executive offices)	Zip Code
Issuer's telephone number: (607) 257-4224
-------------------------------------------
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:
Common Stock, $.01 par value
-----------------------------
(Title of class)
Redeemable Common Stock Purchase Warrants
------------------------------------------------
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $ 363,013.

The aggregate market value of the voting stock (based on the closing price of such stock on NASD OTC Electronic Bulletin Board) held by non-affiliates of the Registrant at February 23, 2000 was approximately $11,953,393.

There were 20,677,783 shares of Common Stock and 1,736,870 Redeemable Common Stock Purchase Warrants outstanding at February 23, 2000.

PART I

Item 1. DESCRIPTION OF BUSINESS

Company History

Paracelsian, Inc. ("Paracelsian" or the "Company") is a Delaware corporation that was incorporated in 1990. The Company’s initial strategy was to refine and commercialize the Ah-IMMUNOASSAY™ for environmental applications. Management of the Company at that time believed that the refined Ah-IMMUNOASSAY™ would be effective as an inexpensive and easy to use test for the screening and monitoring of polluted soil and water samples. The Company received a patent for this application in October 1993, and began to develop a program to commercialize the technology. The result of this work is the Toxicological Screening Assay system.

In 1994, the Company purchased Pacific Liasons. Pacific Liasons brought to Paracelsian a close working relationship with health and research authorities. Pacific Liasons also contributed to Paracelsian a library of 2,764 Traditional Chinese Medicine (TCM) herbal extracts, and access to Chinese medical and herbal databases which contained clinical and research data on the known functions, active compounds, and mechanisms of action for each of the 2,764 herbal extracts.

In 1995, other patented assays developed as a result of the Company’s ongoing research with Ah-IMMUNOASSAY™ were used to screen Paracelsian’s library of TCM herbal extracts for natural compounds which would be effective in treating different types of cancer.

In January 1998, BioSignia, Inc. (formerly Biomar International, Inc.), a Delaware corporation with its principal office in Chapel Hill, North Carolina ("BioSignia"), purchased a significant interest in the Company and a new board and management team was installed.

Company Business

Paracelsian is a development stage company, which develops and applies bioassays to determine the quality of herbal products, to identify therapeutic compounds from herbal sources, and to monitor environmental toxins. The Company’s bioassays evaluate the effects of given compounds on intracellular signals.

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

The Company believes that the results of its research coincide with the need for sound scientific understanding of herbal medicines. The Company’s technology provides tools for the validation of the effects of herbal medicines and dietary supplements. In addition, the Company has utilized its technology to screen and identify active substances contained within its library of traditional Chinese medicines.

The Company has the ability to develop novel procedures for detecting biologically relevant activities of complex mixtures of compounds (such as in the herbal extracts) or of the active constituents thereof. These procedures are generally referred to as bioassays.

Typically, the Company will investigate the effect of a compound or mixture of compounds on a disease (such as cancer) or a symptom (such as depression). The Company scientists conduct in depth research of the scientific literature and review the results of successful clinical trials to establish the best scientific explanation for the positive results seen in such trials. Based on their review, they identify the biological mechanism which, if activated, would best explain the positive clinical results. Such biological mechanisms could be, for example, the inhibition of Seratonin re-uptake by brain cells which can produce a well known and clinically significant anti-depressant effect. By defining such mechanisms of action associated with a wide variety of biological effects, including immune stimulation, anti-inflammatory activity, and anti-oxidant activity, the Company scientists can then test a wide variety of natural materials in "in vitro" models which demonstrate these effects for the purpose of either discovering or confirming these biological activities. Such discovery or confirmation provides the Company with the basis for its Quality Assurance Certification, BioFIT™ (Bio-functional Integrity Testing) and for its ongoing product development activities.

Paracelsian develops bioassay-based products that are used as diagnostic screening tools in markets where there is a need to quantify, quickly and easily, the effects of single compounds as well as complex mixtures of chemicals on cellular and biochemical function. Once the bioassays are developed for a specific use, the Company licenses the products and technology to well positioned commercialization partners within each targeted market. The Company expects to receive a significant portion of its future revenues from the royalties and licensing fees generated by the licensing agreements.

To date, the Company has developed specific need-driven bioassay systems for three markets: (1) herbal supplements (2) environmental testing, and (3) drug discovery and development.

Table 1
Paracelsian Products,
with Market and Need

Product	Market	Need
BioFIT™ Quality Assurance Assay System	Herbal Supplements	Establish a quality assurance program that confirms product bioactivity
Ah-IMMUNOASSAY™ Toxicological Screening Assay System	Environmental Testing	Quick, inexpensive field test for dioxin pollution
Drug Screening Assay System	Natural Product Drug Discovery and Development	More effective method for screening natural compounds for therapeutic benefits

The herbal supplement market presents the opportunity to commercialize a quality assurance program that identifies the bioactivity present in herbal products, which are complex mixtures of substances. This product is a significant advance versus current practices for verifying the quality and the bioactivity of herbal products. This is the Company’s BIOFIT™ Quality Assurance Certification program.

In July 1998, the Company entered into an agreement with R. P. Scherer North America that establishes them as the exclusive marketing and distribution agent for the BioFIT™ certification program in the dietary supplement and OTC market segments in North America. The agreement provided for payments to the Company for development of assay systems, for product certifications, for batch to batch testing and for royalties on the sale of BioFIT™ products. This agreement has now been modified to limit R.P. Scherer’s exclusivity only to the softgel delivery system. The Company will continue to receive royalties on the sale of all BioFIT™ certified products by R.P. Scherer and will continue to be paid for batch to batch testing. However, the Company is now free to pursue arrangements with all manufacturers selling other types of delivery forms including tablets, two part hard shells, foods and beverages, as well as with raw material manufacturers. This dramatically increases the Company’s potential revenue and, in the case of finished goods manufacturers, allows the Company to receive royalties based on a higher selling price than that at which its royalties from R.P. Scherer would have been based.

The Company has initiated testing for several raw material suppliers and finished goods manufacturers. Revenues derived from testing are increasing and the Company expects that requests for testing will continue to increase in 2000. The Company is also in active discussions with several sellers of finished dietary supplements and sellers of raw materials and expects to complete negotiations shortly that will result in BioFIT™ certified products being seen on store shelves later this year.

The Company is also continuing its efforts to expand the scope of the BioFIT™ program to the rest of the world and is in ongoing discussions with R.P. Scherer pursuant to a letter agreement signed in March 1999 to take advantage of this opportunity.

On January 6, 2000 the Company signed a License and Service Agreement making ExtractsPlus the first supplier of raw materials to offer BioFIT™ "Certified Bioactive" herbal products. Under the Agreement, the Company will provide testing services to ExtractsPlus both for certification of existing products and the development of new products. ExtractsPlus will use the Company’s BioFIT™ "Certified Bioactive" logo in conjunction with the marketing and sale of the ExtractsPlus line of herbal products. ExtractPlus will pay the Company an annual marketing fee and spend an amount equal to or greater than that fee to promote the BioFIT™ program through its own marketing programs. In addition, Paracelsian will receive payment for certification and batch-to-batch testing, along with a royalty on the sale of products bearing the BioFIT™ logo.

ExtractsPlus is the North American sales and marketing agent for Emil Flachsmann AG of Zurich, Switzerland, one of the acknowledged premiere suppliers of herbal extracts in the world. Flachsmann has been producing pharmaceutical quality botanical extracts for more than 50 years. ExtractsPlus has been involved in the development of the market for high quality herbal extracts so the consumer will be assured of value in their purchase of finished products.

On July 20,1999 the Company signed a Development Agreement with Kubota Corporation to further develop the Company’s patented Ah-IMMUNOASSAY™ for use in the monitoring of municipal waste incinerators in Japan. The Development Agreement provided for payments to the Company in the amount of $257,000.

The Company signed a final Licensing Agreement on January 21, 2000 with Kubota Corporation for the sale of Paracelsian’s Ah-IMMUNOASSAY™ in the Japanese market. The Ah-IMMUNOASSAY™ is used to detect dioxin contamination in the environment. This agreement will provide both license fees ($150,000) and royalties. Kubota, a company with approximately $9 billion of revenue, is a leader in the control and resolution of environmental contamination problems in Japan.

In addition to its agreement with Kubota in Japan, the Company is also actively involved in discussions with private businesses in Belgium, Korea and with Ministry of Health and other government agencies in the Peoples Republic of China regarding development and implementation of the Ah-IMMUNOASSAY™ to monitor food, water and soil. The Company expects these discussions to be fruitful and result in further applications for its technology with associated revenues some time in the year 2000.

The Company also is engaged in internet-based health exchange between the US and China. The Company currently maintains three websites (www.newcenturynutrition.com, www.china-med.net, www.tcmpharmacy.com These websites serve to provide a forum for the exchange of nutrition, health and related information, and for the trade of natural products between the US and China.

Within the internet market, the Company is pursuing several key partnerships with groups in the People’s Republic of China. It is anticipated that revenues currently being generated from this segment of the business will increase in 2000 assuming that the Company successfully structures this segment of the business within the first quarter of 2000.

In 2000, the Company will continue to pursue the following strategies: (i) Identify and develop new markets in industries which will benefit from the adoption of the bioassay testing technologies; (ii) Form co-development and licensing partnerships in these new markets with the industry leaders; (iii) Structure development agreements that will provide up front licensing payments and on-going royalties from partnership revenues; (iv) Promote the bioassay technologies as the "Industry Benchmark"; and (v) Position the Company, via its internet websites, as a leading partner with China in the area of health and the trade of health related products and technologies. These strategies will be executed by focusing the Company’s primary activities on the following four areas:

(1) Quality Assurance. The Company researches the scientific literature to determine the mechanisms of action for herbal or botanical products and develops assays to determine the range of activity for each of the biological functions the product could affect. The Company then uses its proprietary technology to evaluate these products based on how they perform in a scientifically selected battery of functional tests. If the product generates activity within the proper range for each of the activities being tested, the product is certified as BIOFIT™ , or "Bio Functional Integrity Tested," the Company's trademarked designation. BIOFIT™ assays confirm consistent in vitro biological activities associated with the benefit claims on the product's label. The Company intends to market the BIOFIT™ designation to producers of herbal medicines and dietary supplements which the Company believes will enable these producers to (i) differentiate their products from similarly labeled products based on their products' consistent delivery of the benefits claimed by their producers; (ii) ensure "batch to batch" consistency in the production of their products; (iii) eliminate consumer confusion as to "which product to buy?"; and (iv) provide more "consistent" products and information in the herbal and dietary supplement market. The Company has completed initial BIOFIT™ certifications for five herbal products. Assays to test these products are fully developed. The Company is also working with the trade associations of the herbal and dietary supplement market to test functional activity of products.

This new BioFIT™ Certification Program which utilizes a unique "functional" approach to quality assurance will provide the natural products consumers more accurate information when purchasing herbs and other botanical products. BIOFIT™ Certification is based on demonstrated biological activity in the product and goes beyond current analytical techniques that only measure the presence or absence of certain marker compounds.

The BioFIT™ process is intended as an additional step in providing quality assurance, not an all inclusive process. The provision of the BioFIT™ Certification of functionality is given only after Paracelsian has been provided with appropriate analytical and safety documentation. This insures that the product is what it says it is, is free from adulterants, contaminants or other dangerous constituents, and, with the addition of the BioFIT™ Certification, that the product delivers on its promised benefits.

The BioFIT™ process is not intended to replace or be a substitute for either human or animal trials or any other long term testing method aimed at establishing clinical efficacy of subject materials. Rather, it is intended to confirm that a minimum level of biological activity, relevant to the positive clinical effect seen in human and/or animal trials, is present at the time of production and throughout the entire shelf-life of the herbal product being evaluated. The superiority of BioFIT™ is based on its ability to insure consumers that, when consumed, herbal products provide a consistent, minimum, significant level of biological activity.

The BioFIT™ Certification builds on existing quality assurance systems in several ways. First and foremost it focuses on the single most important reason consumers purchase herbal products - their ability to deliver on their benefit claims. Because standardization does not assure bio-activity, there is no way for consumers to know that the product is active when consumed. Indeed, even clinical trials are imperfect in this regard as it is not uncommon for a large percentage of study subjects to realize no benefit at all from consuming the herb, even though the study may be considered successful and the basis for product claims.

(2) Product Discovery and Development. The Company owns an extract library of approximately 2,800 Traditional Chinese Medicines and other plant materials which it has screened using its proprietary screening technology. Through this screening process, the Company has identified ten (10) extracts with potent in vitro activity against cancer cells as potential drug discovery and development candidates. The long term goal of the Company is to continue to pursue discussions and to partner with a major pharmaceutical partner to develop any potential drug candidates in the shortest possible time period.

(3) Environmental Screening. The Company’s patented Ah-IMMUNOASSAY™ detects potentially toxic dioxins in the environment and provides quick, accurate and inexpensive results compared to traditional analytical techniques. The potential applications for this assay include commercial incinerators, the organic farming industry and the general field of environmental management.

(4) Internet Health Exchange. The Company currently has excellent relations with recognized health authorities and organizations within the People’s Republic of China. On August 3, 1999 the Company announced that T. Colin Campbell, endowed Professor of Nutritional Biochemistry at Cornell University and one of America’s most esteemed nutrition scientists had agreed to head up the company’s newly created Internet business unit. Dr. Campbell has long standing relationships with China’s leading health care agencies and scientists. This new initiative intends to combine the best of Chinese medical practice with the best of Western practice creating new opportunities for information on health and disease prevention.

The Company believes that actively participating in an exchange of health information and products between the US and China, using the Internet as the primary medium, has significant market potential. Other segments of the Company’s business, product discovery and development, "BioFIT™, and the Ah-IMMUNOASSAY™, may each directly benefit from the Internet segment of the business.

Future revenues are anticipated to be derived from sales of the Company's products and services that are currently under development, royalties in connection with licensing of its technology and ecommerce sales through its internet business. There can be no assurance that the Company will be able to attain such revenues in sufficient amounts to achieve profitable operations. Results of operations in the future will be influenced by numerous factors, including the ability of the Company to develop and manage the introduction of its new services, market acceptance of the Company's services, competition and the ability to control costs.

Competition

The major competitors for BIOFIT™ are laboratories that have expertise working with biological assays. Two industries outside of the biotech industry that could potentially compete are clinical testing labs and toxicology and food safety laboratories. Major laboratories that provide testing services on a national basis include Smith Klein, Quest Diagnostics, Inc. and Laboratory Corp of America. These and other toxicology and food testing laboratories do not provide biofunctional testing that can demonstrate bioactivity of the supplement consistent with the benefits claimed. Some manufacturers provide "batch to batch" testing to insure manufacturing consistency. None of the manufacturers test to see if the supplement, when ingested according to directions, demonstrates bioactivity associated with the benefits claimed by the manufacturer.

It is well known that both the U.S. Pharmacopoeia and the American Herbal Products Association have been working hard to establish analytical standards for herbal dietary supplements. Both organizations have been presented with the BioFIT™ concept and in each case there was an acceptance of the viability of the concept. The first challenge for both organizations is, however, the standardization of these products to make sure that they meet standards of identity, not functionality. The American Herbal Products Association has made statements that they believe that functional testing of the type represented by the BioFIT™ process is a high priority for the industry in improving the quality of herbal products. Neither organization has suggested that standardizing herbals based on analytical techniques should be the end point of quality assurance. Rather, both believe it is a step on a more lengthy continuum. Therefore, the activities of these and other organizations, the Company Management believes, pose no risk to the successful implementation and acceptance of the BioFIT™ concept, either by industry or by consumers.

The Company is aware of a number of other firms that have developed environmental field tests, but attempts to develop an antibody-based test for all dioxins have been unsuccessful. The introduction of the Ah-IMMUNOASSAY™ provides the first receptor-based environmental testing system. Although the Company is aware there is no single product presently in the marketplace that competes directly with the Ah-IMMUNOASSAY™, organizations in the field of environmental testing are potential competitors. Many large companies with extensive research and development, marketing, financial and other capabilities, as well as government funded institutions and smaller research firms are engaged in the development of diagnostic assays for environmental applications. A significant majority of the diagnostic tests developed for these companies, however, are designed for use in laboratories that require sophisticated instrumentation and skilled technicians. The Company has designed its Ah-IMMUNOASSAY™ as an inexpensive, quick turnaround methodology for use by minimally skilled personnel. The Ah-IMMUNOASSAY™ method does not currently compete with laboratory-based systems. Gas Chromatography with Mass Spectrometry ("GC/MS") is the "state of the art" procedure used for identifying and evaluating volatile and semi-volatile compounds in the environment. The instrumentation required for this analysis is extremely expensive and requires highly trained personnel. Pricing for the GC/MS and other comparable tests average about $4,500 per sample. The Company believes that the costs of using the Ah-IMMUNOASSAY™ offer a significant savings over those of testing with GC/MS. It also believes that the Ah-IMMUNOASSAY™ is as sensitive for detecting small amounts of contaminant as is the GC/MS method.

There are a number of small biotechnology companies that focus on drug discovery. The Company competes on the basis of the combination of its therapeutic focus on anti-proliferative diseases, its novel screening technology and its large library of Chinese extracts with data on historical use.

The Company is pursuing a unique strategy (i.e. health exchange) and expects to be the first and largest ecommerce initiative, in this area, with appeal to both US and Chinese markets. Although there are a large number of major ecommerce websites which offer ‘Western" dietary supplements, there are a limited number which offer ‘Eastern’ dietary supplements.

Dependence on a Key Distributor and Certain Industries

The Company has entered into an agreement with a leading manufacturer of herbal and other dietary supplement products to serve as the Company’s exclusive agent for the marketing and distribution of its BIOFIT™ Certification Program in the soft gel delivery form. The Company has also entered into an agreement with a leading manufacturer of herbal and other dietary supplements to provide BioFIT™ certified raw materials for all other delivery forms. This agreement is not exclusive. Failure to launch BIOFIT™ in a timely manner or failure to secure an adequate number of customers could have a material adverse effect on the Company. The Company's operations could also be materially and adversely affected by a general economic decline in the herbal and dietary supplement industries.

The Company has entered into an Agreement with the Kubota Corporation for the sale of the Company’s Ah-IMMUNOASSAY™ in the Japanese market. The Licensing Agreement provides the Company with licensing fees and a royalty on sales in the Japanese market. In return, the Company provides Kubota with an exclusive license to manufacture and distribute the Ah-IMMUNOASSAY™ in Japan. Future revenues from these licensing fees and royalties are dependant on meeting Kubota’s acceptance criteria for assay performance. Such acceptance is not guaranteed, if Kubota does not accept, future earnings could be negatively impacted.

Patents

Much of the value of the Company’s research is derived from the bioassay technologies developed and applied to the work on herbal drug discovery and cancer screening programs.Although the concept of using bioassays as a means of identifying important biological activities is a standard research procedure in the biotech industry and often times cannot be patented, the Company has developed significant experience and proprietary "know-how". Where possible, the Company has applied for product and process patents. In the course of its research, the Company obtained 5 US and foreign patents prior to 1999 for the Dioxin Assay Systems which cover a wide range of commercial applications for the Ah-IMMUNOASSAY™ and other assay technologies. During 1999, the Company was granted two additional patents. There are 2 additional US patents filed and pending. The Company is actively seeking partners to fully develop the market potential of these patents. Patents have a statutory duration of twenty years.

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

The Company also relies on unpatented proprietary technology and no assurance can be given that others will not independently develop substantially equivalent proprietary information or otherwise gain access to the Company’s proprietary technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology.

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

In North America the herbal segment of the dietary supplement market has grown from less than $1 Billion to approximately $4 Billion since the passage of DSHEA. Manufacturers and retailers of herbal and botanical supplements have seized the opportunity to avoid significant regulatory costs and FDA oversight by identifying their products as a supplement under DSHEA. Large food manufacturers and pharmaceutical companies are moving into this marketplace with products for which they can make structure/function claims.

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

The BIOFIT™ program is designed to: (a) differentiate those products able to consistently demonstrate bio-activity associated with the benefits claimed by the manufacturer or retailer, (b) ensure "batch to batch" consistency in the production of dietary products, (c) eliminate consumer confusion as to which product to purchase, and (d) provide a benchmark for evaluating the consistency of the product.

The BIOFIT™ Assay allows identification of the herb samples which have an effect on human immune cells without having to conduct human or animal clinical trials and offers an inexpensive way of accurately identifying sources of raw material which have high levels of the relevant bioactivity. In addition, herbal manufacturers can evaluate, quickly and easily, its competitors’ herbal supplements. BIOFIT™ Quality Assurance Certification bridges the gap between chemical assay methods of validation versus the use of animal and human clinical trials to validate the effectiveness of natural products relative to the structure and function claims being made.

The Company does not anticipate that its drug discovery program will be affected by governmental regulations since the Company intends to license drug compounds to established pharmaceutical companies prior to extensive testing and development.

The health care industry is the subject of significant proposed legislation. The Company cannot predict what new legislation might be enacted or what regulations might be adopted or amended, or if enacted, adopted or amended, the effect thereof on the Company’s operations. Any change in applicable law or regulation may have a material effect on the business of the Company.

Funding of Research and Development

The Company expended $633,595 in 1998 and $744,143 in 1999 on research and development.

Costs of Environmental Compliance

The Company believes it is in compliance with all applicable environmental laws and the cost of such compliance to the Company has been minimal.

Employees and Board

The Company employs 13 full and 1 part-time people. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be excellent. All employees of the Company are signatories to confidentiality agreements that restrict proprietary right in, and commercial development of, all technology developed by the employees.

On January 31, 2000 the Company announced that Dr. T. Colin Campbell was named Chairman, CEO & President. Dr. Campbell replaces Bernard M. Landes, who served as Chairman, CEO and President the previous two years. Dr. Campbell served on the Board of Directors of the Company for several years prior to taking this new position. On February 8, 2000 the Company announced that Dr. Max Shaibe has accepted an invitation to serve on the Company’s Board. Dr. Shaibe’s appointment to the Board lasts until the annual shareholders’ meeting planned for June 2000, when he will stand for election. Dr. Shaibe’s background includes significant positions in academia, government and the private sector. Perhaps most noteworthy, Dr. Shaibe is a co-inventor of the Internet. In addition Gary G. Chabot has joined the Company as the Chief Financial Officer.

Item 2. DESCRIPTION OF PROPERTIES

The Company’s executive offices and research facilities are located at Langmuir Laboratories in Ithaca, New York, and occupy 6,210 square feet at that location. The Company occupies this space under a one-year lease from Cornell University, which expires in April 2000, and provides for automatic renewals. At this time, the Company believes that this space is sufficient for its administrative offices as well as the Internet operation, and the current manufacturing and research and development activities.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLD MATTERS

The Company’s Common Stock, par value $0.01 per share (the "Common Stock"), commenced trading on February 11, 1992 on the over-the-counter market and was quoted on the National Association of Securities Dealers’ Automated Quotation System ("NASDAQ") under the symbol PRLN until October 7, 1998 when it moved to the over-the-counter Bulletin Board. The Company’s Redeemable Common Stock Purchase Warrants (the "Warrants") commenced trading on September 24, 1993 on the over-the-counter market and are quoted under the symbol PRLNW.

The following table sets forth the high and low bid prices for the Common Stock and Warrants during the periods indicated as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, markdowns or commissions.

	Common Stock		Warrant
	High Bid	Low Bid	High Bid	Low Bid

Fiscal 1998
First Quarter	15/32	3/32	3/3 2	1/32
Second Quarter	17/32	5/32	1/8	1/32
Third Quarter	27/32	13/32	1/8	1/32
Fourth Quarter	1-11/32	19/32	1/4	1/8

Fiscal 1999
First Quarter	1-1/8	5/32	1/4	1/8
Second Quarter	2	21/32	7/16	5/32
Third Quarter	1-1/32	7/16	1/4	1/16
Fourth Quarter	35/64	17/64	3/32	1/32

As of February 23, 2000, the Company had 20,677,783 shares of Common Stock outstanding held by 329 record holders. As of such date, the Company had 1,736,870 Warrants outstanding and 63 record holders of Warrants.

The Company did not pay cash dividends on the Common Stock during the two fiscal years ended September 30, 1999. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate that cash dividends will be paid until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings or any earnings.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The Company’s fiscal ‘99 net loss of $2,028,000 is approximately $20,000 more than the fiscal ‘98 loss of $2,008,000. Revenues increased by $307,000 primarily as a result of $163,000 received from the Kubota Corporation for development work on the Ah-Immunoassy and $100,000 received from R.P. Scherer for development fees under the BioFIT™ program. Operating expenses increased by $305,000 as a result of increases in cost associated with the development of the BioFIT™ program and the development of the Internet project. Additionally, 1999 costs include $78,000 of non-cash compensation associated with the vesting of stock options previously granted to the Chief Executive Officer.

Liquidity and Capital Resources

As of September 30, 1999, the Company had cash of $73,000 and a net working capital deficit of $113,000. Management believes that revenues from both its BioFIT™ program and its Ah-IMMUNOASSAY™ will accelerate throughout the coming year and that the Company will achieve positive cash flow from operations during 2000. Until such revenues are realized on a sustained basis, the Company will require additional capital to meet its obligations and continue operations. BioSignia, the Company’s largest shareholder, has advanced interim funds subsequent to year end. Management is currently seeking a capital infusion of at least $1 million to strengthen its working capital position and bridge its needs until the revenue stream is sustained. Current monthly cash requirements in order to sustain meaningful operations are approximately $110,000. Management will continue to evaluate the most cost effective means of raising any additional needed capital. Although management is confident of its ability to raise needed capital, there can be no assurance that additional financing will be available on acceptable terms or at all.

Item 7. FINANCIAL STATEMENTS

Independent Auditors’ Report.

Consolidated Balance Sheet as of September 30, 1999.

Consolidated Statements of Operations for the years ended September 30, 1999 and 1998, and the cumulative period from April 15, 1991 (inception) to September 30, 1999.

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 1999 and 1998 and the cumulative period from April 15, 1991 (inception) to September 30, 1999.

Consolidated Statements of Cash Flows for the years ended September 30, 1999 and 1998 and the cumulative period from April 15, 1991 (inception) to September 30, 1999.

Notes to Consolidated Financial Statements.

The Board of Directors and Stockholders
Paracelsian, Inc.:

We have audited the accompanying consolidated balance sheet of Paracelsian, Inc. and subsidiary (a development stage enterprise) as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1999 and 1998 and for the period from April 15, 1991 (inception) to September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders' equity, and cash flows for the period April 15, 1991 (inception) to September 30, 1999 include amounts for the period from April 15, 1991 (inception) to September 30, 1991 and for each of the years in the four-year period ending September 30, 1995, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period April 15, 1991 (inception) through September 30, 1995 is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paracelsian, Inc. and subsidiary (a development stage enterprise) as of September 30, 1999 and the results of their operations and their cash flows for the years ended September 30, 1999 and for the period April 15, 1991 (inception) to September 30, 1999, in conformity with generally accepted accounting principles.

/s/KPMG LLP
Raleigh, NC
March 3, 2000

PARACELSIAN, INC. AND SUBSIDIARY

(A Development Stage Company)
Consolidated Balance Sheet
September 30, 1999

Assets	1999

Current Assets:
Cash and cash equivalents	$72,754
Inventory	171,689
Prepaid expenses and other current assets	51,038

Total current assets	295,481

Equipment, net	203,778

Other Assets:
TCM extracts on-hand	155,679
Patents and trademarks, net	220,747
Note receivable	148,750

525,176

$1,024,435

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$148,904
Accrued expenses	209,032
Current portion of capital lease obligation	11,900
Current portion of notes payable	38,576

Total current liabilities	408,412

Deferred Revenue	57,000
Long term portion of capital lease obligation	8,549
Long term portion of notes payable	14,768

Total current and long term liabilities	488,729

Commitments and Contingency (Note 7)

Stockholders' Equity:
Common stock, $.01 par value: 35,000,000 shares authorized
and 20,662,783 shares outstanding	206,627
Additional paid-in capital	24,329,082
Deficit accumulated during the development stage	(22,657,488)
Treasury stock, at cost; 265,478 shares	(1,342,515)

Total stockholders' equity	535,706

$1,024,435
See accompanying notes to consolidated financial statements.

PARACELSIAN, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
For the years ended September 30, 1999 and 1998
and cumulative period from April 15, 1991 (inception) to September 30, 1999

			Cumulative
			Period from
			Inception t o
	Year ended September 30,		September 30,
	1999	1998	1999

Revenues:
Marketing rights	$313,000	–	567,995
Products	12,675	14,312	189,700
Product testing	37,338	41,418	78,756
Product royalties	-	–	1,246
Subscription revenue	-	–	31,625

	363,013	55,730	869,322

Operating expenses:
Research and product engineering	744,143	633,595	8,420,358
General and administrative	1,654,647	1,459,925	13,126,336
Product launch costs	-	–	300,544
Cost of product sold	-	–	95,023

	2,398,790	2,093,520	21,942,261
Loss from operations during the
development stage	(2,035,777)	(2,037,790)	(21,072,939)

Interest income, net	7,500	22,608	504,963
Gain on sale of assets	-	6,968	38,488

Net loss during the development stage	$(2,028,277)	(2,008,214)	(20,529,488)

Net loss per weighted average share
of common stock - basic and diluted	$(0.11)	(0.14)

Weighted average number of shares outstanding-
Basic and Diluted	18,862,212	14,724,927

See accompanying notes to consolidated financial statements.

PARACELSIAN, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
For the years Ended September 30, 1999 and 1998 and the Cumulative
For the period from April 15, 1991 (inception) to September 30, 1999

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Treasury
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Total

Issuance of Common Stock	-	$-	5,419,339	$54,193	8,858,056	–	–	8,912,249
Redemption of Common Stock	-	-	(245,000)	(2,450)	–	–	–	(2,450)
Initial Public Offering, Net of Costs	–	–	1,150,000	11,500	5,103,451	–	–	5,114,951
Issuance of Warrants & Options	–	–	–	–	168,500	–	–	168,500
Warrant Divided	-	-	–	–	436,898	(500,000)	–	(63,102)
Termination of warrants	-	-	–	–	(35,000)	–	–	(35,000)
Issuance of Preferred Stock	102,351	1,024	–	–	4,978,573	–	–	4,979,597
Purchase of Treasury Stock	–	–	–	–	–	–	(1,342,515)	(1,342,515)
Conversion of Preferred Stock	(102,351)	(1,024)	5,371,000	53,710	(52,686)	–	–	–
Preferred Dividends and BeneficialConversion Feature	-	–	–	–	1,628,000	(1,628,000)	–	–
Repayment of Officer Stock Subscription Receivable	-	–	–	–	89,850	–	–	89,850
Exercise of Warrants and Options	–	–	309,518	3,095	908,670	–	–	911,765
Net loss	–	–	–	–	–	(16,492,997)	–	(16,492,997)

Balance, September 30, 1997	–	–	12,004,867	120,048	22,084,312	(18,620,997)	(1,342,515)	2,240,848

Issuance of Common Stock	-	-	3,771,429	37,715	476,285	–	–	514,000
Exercise of warrants	-	-	2,871,429	28,714	491,286	–	–	520,000
Surrender of shares	-	-	(705,000)	(7,050)	7,050	–	–	–
Net loss			–	–	–	(2,008,214)	–	(2,008,214)

Balance, September 30, 1998	-	$-	17,942,725	179,427	23,058,933	(20,629,211)	(1,342,515)	1,266,634

Issuance of Common Stock for services rendered	-	-	223,717	2,237	154,045	-	-	156,282
Issuance of Common Stock for debt conversion	-	-	234,305	2,343	161,345	-	-	163,688
Issuance of Common Stock	-	-	2,262,036	22,620	954,759	-	-	977,379
Net loss	-	-	-	-	-	(2,028,277)	-	(2,028,277)

Balance, September 30, 1999	-	$-	20,662,783	$206,627	24,329,082	(22,657,488)	(1,342,515)	535,706

See accompanying notes to consolidated financial statements

PARACELSIAN, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the years ended September 30, 1999 and 1998
and cumulative period from April 15, 1991 (inception) to September 30, 1999

			Cumulative
			Period from
			Inception to
			September 30,
	1999	1998	1999
Cash flows from operating activities:
Net loss	$(2,028,277)	(2,008,214)	(20,529,488)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on sale of assets	–	(6,968)	(6,968)
Non-cash compensation expense	162,795	14,000	1,405,070
Other non-cash expenses	–	116,683	2,071,985
Depreciation and amortization	419,471	439,872	2,106,316
Changes in assets and liabilities:
(Increase) decrease in inventory	–	(15,366)	(171,689)
(Increase) decrease in prepaid
expenses and other current assets	33,139	(22,740) ;	(51,038)
(Decrease) increase in accounts payable	79,269	(199,067)	148,904
(Decrease) increase in due to related party	–	(18,557)	–
(Decrease) increase in deferred revenue	57,000	–	57,000
(Decrease) increase in accrued expenses	198,801	(18,326)	209,032

Net cash used in
operating activities	(1,077,802)	(1,781,683)	(14,760,876)

Cash flows from investing activities:
Purchase of equipment	(3,767)	(1,215)	(737,168)
Proceeds from sale of equipment	–	6,968	26,968
Acquisition of licensed technology	–	–	(53,656)
Acquisition of patents and trademarks	(55,043)	(77,626)	(485,622)
Acquisition of New Century Nutrition newsletter	–	–	(350,000)
Acquisition of option for East West Herbs, Ltd.
and related acquisition costs	–	–	(92,866)
Loan to East West Herbs, Ltd.	–	–	(340,000)
Payment from East West Herbs, Ltd.	–	42,500	42,500

Net cash used in investing
activities	(58,810)	(29,373)	(1,989,844)

Cash flows from financing activities:
Sale of common stock, initial public offering,
net of costs	–	–	5,124,014
Sale of common and preferred stock, net of costs	945,979	500,000	11,776,088
Proceeds from the exercise of warrants	–	520,000	1,186,295
Proceeds from the exercise of options	31,400	–	68,900
Termination of warrants	–	–
Purchase of treasury stock	–	–	(1,342,515)
Cost of warrant dividend	–	–	(63,102)
Increase in capital lease obligation and notes payable	–	115,868	115,868
Payment on capital lease obligations	(5,608)	(5,155)	(10,763)
Payments on notes payable	(12,947)	(18,364)	(31,311)

Net cash provided by (used in)
financing activities	958,824	1,112,349	16,823,474

Net increase (decrease) in cash and cash equivalents	(177,788)	(635,707)	72,754 ;

Cash and cash equivalents, beginning of period	250,542	886,249	–

Cash and cash equivalents, end of period	$72,754	250,542	72,754

Supplemental disclosures:
Cash paid during the period for interest	$6,359	7,778	33,421

Supplemental disclosure of non-cash investing and
financing activities:
Fair value of assets acquired, net of cash acquired	$–	31,212	1,733,212
Less - liabilities assumed	–	31,212	83,212
Less - issuance of common stock	–	–	1,644,000

Net cash paid	$–	–	6,000

Warrant dividend	$–	–	500,000
Issuance of common stock/warrants for services
and to reduce short-term liabilities	$319,970	14,000	885,201
Purchase of equipment	$–	–	90,950
Repayment of officer stock subscription receivable	$–	–	89,850
Issuance of common stock for licensing and
technology rights	$–	–	3,338

see accompanying notes to consolidated financial statements

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 1999 and 1998

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

(b) Development Stage Company and Risk Factors

The Company is considered to be a development stage company as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. Since inception, the Company has been primarily engaged in research, product engineering and raising capital.

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 1999 and 1998

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $2,028,000 and $2,000,000 for the years ended September 30, 1999 and 1998, respectively, and has a working capital deficit of approximately $113,000 as of September 30, 1999. The Company continues to expend funds on product research and development and general and administrative expenses, however, efforts have been focused on developing a recurring revenue stream. Management anticipates that revenues from its BioFIT™ quality assurance program and that revenues associated with its Ah-IMMUNOASSAY™ will accelerate throughout 2000 leading to positive cash flow from operations during the fiscal year. Additionally, management is seeking a near term capital infusion of at least $1 million and believes that its efforts will be successful. Management believes that the combination of additional capital and its anticipated revenue stream will enable the Company to continue its operations and emerge from the development stage in 2000.

(2) Significant Accounting Policies

(a) Consolidation

The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly-owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. This subsidiary has had no activity for the years ended September 30, 1999 and 1998.

(b) Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 1999 and 1998.

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 1999 and 1998

         (c) Research and Product Engineering

Company- sponsored research and product engineering expenditures have been charged to expense as incurred. These costs consist primarily of employee salaries and direct laboratory costs. The cost of extracts used in research and development activities is expensed as consumed.

         (d) Inventory

Inventory represents tablets of Andrographis paniculata held for resale at cost.

In the opinion of management the inventory held by the Company as of September 30, 1999 will be recovered by the sale of the Andrographis paniculata tablets during the year ending September 30, 2000.

         (e) Net Loss Per Share

During the year ended September 30, 1998, the Company adopted SFAS No. 128, Earnings Per Share ("SFAS No. 128"). In accordance with this statement, primary net loss per common share is replaced with basic loss per common share which is calculated by dividing net loss by the weighted- average number of common shares outstanding for the period. Fully diluted net loss per common share is replaced with diluted net loss per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, stock subscriptions, and conversion of preferred stock. The computation of net loss per share is as follows:

	Year Ended September 30,
	1999	1998

Net loss to common stockholders	$(2,028,277)	$(2,008,214)

Weighted average shares outstanding
Basic and Diluted
	18,862,212	14,724,927

Net loss per share of common stock
Basic and Diluted	$(0.11)	$(0.14)

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 1999 and 1998

          (f) Patents and Trademarks

The Company has acquired or applied for certain patent and trademark rights. Costs associated with the acquisition and application for these rights have been capitalized and are being amortized on the straight-line method over the estimated legal lives of the assets which range from 15 to 17 years. Accumulated amortization of the patents and trademarks totaled $277,026 and $257,517 at September 30, 1999 and 1998, respectively.

          (g) Equipment and Depreciation

Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Equipment consists of the following at September 30, 1999:

	Useful Lives	1999
Laboratory equipment	10 Years	$536,203
Office furniture and equipment	10 Years	87,559
Computer equipment	10 Years	143,271

		767,033
Less - accumulated depreciation		563,255

		$203,778

Depreciation expense of $70,632 and $72,782 was charged to operations for the years ended September 30, 1999 and 1998, respectively.

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
September 30, 1999 and 1998

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

         (j) Reclassifications

Certain accounts have been reclassified from the prior year to conform with current year presentation. The reclassification had no effect on net loss or deficit accumulated during the development stage as previously reported.

(3) Acquisitions

(a) East West Herbs, Ltd.

On April 9, 1996, the Company signed an option to acquire East West Herbs Ltd. of Kingham, England. East West Herbs Ltd. marketed and distributed traditional Chinese medicines in the United Kingdom and throughout Europe. Under terms of the option, the Company had the right to acquire all of the outstanding shares of East West Herbs Ltd. on or before April 6, 1997 for $780,000 in cash and shares of the Company with a value of approximately $2,400,000 for a total proposed acquisition price of $3.2 million. Consideration for the option was made in the form of an option fee of $20,000 and a working capital loan of $340,000. The loan was to be used by East West Herbs Ltd. for inventory purchases, continuing research and development including the clinical trials of two herbal products for cancer patients and corporate working capital. In 1997 the Company elected not to exercise its option.

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
 Notes to Consolidated Financial Statements
September 30, 1999 and 1998

The loan originally provided for repayment in eight equal quarterly installments of $42,500 plus interest at the LIBOR rate. Since making the first installment payment and related accrued interest, East West Herbs Ltd. has not made additional payments and is currently in default on the obligation. The parties continued to negotiate the terms of a work-out agreement that would provide an extension of time (up to two years) for principal repayment, change the interest rate to prime plus 2% and further collateralize the repayment obligation. In 1998, management determined that this note was impaired. Accordingly, the Company has classified the entire obligation as non-current, deferred the recognition of related interest income until collected, and has provided a reserve of $148,750 for collectibility. Minor payments were made to the trustee in the transaction during 1999. Subsequent to September 30, 1999, the Company received information from their attorney’s that the loan may indeed be collectible through a guarantor, and they are aggressively pursing collection. However, the eventual collectibility of the loan will be subject to the financial resources of the loan's guarantor.

         (b) Pacific Liaisons

During October 1994, a wholly-owned subsidiary of the Company acquired Pacific Liaisons for approximately $1.6 million in common stock. The acquisition has been accounted for using the purchase method and the accompanying statement of operations includes the results of operations of Pacific Liaisons from October 25, 1994. The allocation of the purchase price was based on an independent appraisal of certain assets acquired which include TCM extracts and a licensing agreement. The approximately 2,800 TCM extracts could be sold outright or utilized in various research and development applications using the Company's screening technology. It is the Company's intention to continue to sell/license the extracts to established pharmaceutical and biotechnology companies. Effective October 1, 1995, the Company elected to begin amortizing the cost of the TCM extracts on a straight line basis over a five-year period, which represents the estimated period over which the extracts will be used in the Company's research and development efforts. Amortization expense of the extracts totaling $155,580 is included in research and product engineering expense in the accompanying consolidated statements of operations for each of the years ended September 30, 1999 and 1998 .

Through a licensing agreement with the Institute of Nutrition and Food Hygiene, an institute within the Chinese Academy of Preventive Medicine, the Company has the exclusive right to acquire up to 10,000 additional extracts. The licensing agreement is being amortized over a period of five years commencing in October 1994. Amortization of the license agreement totaling $192,000 is included in research and product engineering expense in the accompanying consolidated statements of operations for each of the years ended September 30, 1999 and 1998. As of September 30, 1999, the licensing agreement is fully amortized.

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 1999 and 1998

(4) Stockholders' Equity

(a) Common Stock Offerings

In January 1998, the Company sold 3,571,429 shares of common stock for $500,000 to BioSignia, Inc. ("BioSignia"). BioSignia also received warrants to purchase an additional 2,871,429 shares of common stock at a price of $520,000. In August 1998, BioSignia exercised its warrants. BioSignia became the major shareholder and has three of its representatives serving on the six member Board of Directors. BioSignia is controlled by T. Colin Campbell a director of the Company and Chairman and CEO effective January, 2000, and his son, T. Nelson Campbell, a former Vice President of the Company and current director. The Company used the proceeds for working capital and research and development.

(b) Other Transactions

During the years ended September 30, 1999 and 1998, the Company issued 223,717 and 100,000 shares of common stock, respectively, in exchange for services rendered. During the year ended September 30, 1999, the Company issued 234,305 shares for the conversion of short-term liabilities. The transactions have been valued based on the estimated fair value of the common stock on the date issued.

On September 8, 1993, the Company granted a warrant dividend. The Company distributed to each stockholder, excluding one of the Company's founders, one redeemable common stock purchase warrant for each share of the Company's common stock owned, entitling the holder to purchase an additional share of common stock for $3.25 per share. On October 12, 1994, the Company granted 375,000 warrants to one of the Company's founders, under similar terms. The warrants were originally valued at $500,000. These warrants were originally scheduled to expire on September 7, 1998. The Company extended the expiration of the warrants to September 6, 2000. The warrants are callable at a redemption price of $.05 per warrant, if the Company's common stock trades at $4.75 or higher for 15 consecutive days. As of September 30, 1999, a total of 294,518 redeemable warrants have been exercised, none have been redeemed and 1,736,870 remain outstanding.

Additionally, in connection with certain private placement transactions during fiscal 1996, the Company issued common stock warrants exercisable for an aggregate of 1,883,333 shares of common stock at prices ranging from $3.25 to $4.50 per share and varying other terms and restrictions.

During fiscal 1999, in connection with certain private placement transactions, the Company issued common stock warrants exercisable for an aggregate of 350,000 shares of common stock at $1.00 per share, expiring on June 1, 2000 and warrants exercisable for an aggregate of 350,000 shares, of common stock at $1.20 per share, expiring on June 1, 2001.

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
 Notes to Consolidated Financial Statements
September 30, 1999 and 1998

(5) Common Stock Options

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

Changes in the status of options under the Plan are summarized as follows:

	Year Ended September 30,
	1999	1998

Options outstanding.at beginning of period	422,500	170,000
Granted	-	272,500
Forfeited	7,500	-
Exercised	(25,000)	(20,000)

Outstanding at end of period	390,000	422,500

Number of options at end of period -
Exercisable
	390,000	150,000
Available for grant
	-	-

Average exercise price of options outstanding	$1.55	.90

Average exercise price of options granted	$-	0.38

Average exercise price of options forfeited	$1.08	4.45

Average exercise price ofoptions exercisable	$1.55	1.48

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 1999 and 1998

During fiscal 1996, 15,000 options were granted pursuant to the plan and an additional 200,000 (for a total of 215,000) were granted to consultants providing communications services to the Company. The fair value of these options of $107,500 was being amortized over the two year period ended September 30, 1997 during which time the services were performed. The amortization of the options issued to the consultants of $72,500 are included in general and administrative expenses in the accompanying consolidated statements of operations for the cumulative period from inception to September 30, 1997.

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

On January 15, 1998 the Company granted 100,000 shares of stock and options to acquire 800,000 shares at an exercise price of $.22 per share, which represented the estimated fair value of common stock at the close of business on January 14, 1998, to the Chief Executive Officer. The options included various vesting requirements having to do with the Company’s stock price and time served. At September 30, 1999, 100,000 options had been exercised, 50,000 were exercisable and 700,000 were outstanding. Upon the expiration and non-renewal of the Officer’s contract in January, 2000, non-vested options totaling 650,000 shares expired.

Stock option grants are set at the closing price of the Company’s common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options except as follows: 500,000 of the 800,000 options granted to the Chief Executive Officer on January 15, 1998 had variable terms whereby the number of shares exercisable were dependent on the future price of the Company’s stock. Consequently, when 100,000 of the shares were exercised in 1999 according to the terms, compensation expense totaling $78,000 was recognized for the difference between the quoted market price and the exercise price of the shares.

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

In order to disclose the pro forma net loss related to the vested options, the fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: risk-free interest rates of 5.50% and 5.25%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company’s common stock of 101.5% and 102.5% and expected term of the options of 1 year and 2.1 years, respectively.

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 1999 and 1998

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting periods. The Company’s pro forma information is as follows :

	September 30,
	1999	1998

Pro forma net loss	$(2,036,343)	$ (2,260,233)
Pro forma loss per share:
Basic and diluted
	(0.11)	(0.15)

(7) Income Taxes

The income tax effect of temporary differences that gives rise to the deferred tax asset/(liability) as of September 30, 1999 is approximately as follows:

1999

Net operating loss carryforward	$6,281,000
Patents and trademarks	(75,000)
Inventory	-
Asset impairments	51,000
Accelerated depreciation	(70,000)

6,187,000
Less - valuation allowance	(6,187,000)

Net deferred tax asset	$-

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
 Notes to Consolidated Financial Statements
September 30, 1999 and 1998

A valuation allowance of $6,187,000 was recorded at September 30, 1999 to offset the related net deferred tax asset due to the uncertainty of realizing the related tax benefit.

At September 30, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $18,475,000 which are available to offset future federal taxable income, if any, and expire 2006 through 2019. For the time period between April 15, 1991 (inception) and September 30, 1999, an ownership change may have occurred. Management has not determined the impact the change of ownership rules will have on the ultimate realizability of the tax benefits associated with the net operating loss carryforwards.

(7) Commitments And Contingency

Lease and Rental Commitments

The Company has entered into noncancellable operating leases for executive offices and laboratory facilities from an entity owned by Cornell University covering approximately 6,000 square feet and expiring in April 2000. Such leases provide for automatic renewals for a one year term. Amounts charged to expense at September 1999 and 1998 totaled approximately $90,000 and $79,000, respectively.

Capital Leases

The Company is obligated under a capital lease for equipment that expires in 2001. At September 30, 1999 the gross amount of equipment recorded under the capital lease is as follows:

Equipment	$34,998
Less accumulated depreciation	14,209

$20,789

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 1999 and 1998

Amortization of assets held under capital leases is included with depreciation expense. Future minimum capital lease payments as of September 30, 1999 are as follows:

2000	$13,789
2001	7,471
2002	1,152
2003	480

22,892
Less amount representing interest (at 13.1% per annum)	2,443

Present value of net minimum capital lease payments	20,449
Less current installments of obligations under capital leases	11,900

Obligations under capital leases, excluding current installments	$8,549

Notes Payable

The Company has one note payable due in equal monthly installments of $4,321, bearing interest at 8.45% per annum, the note is due in June, 2000. The balance of the note payable at September 30, 1999 was $33,655.

A suit filed by the Company in April, 1997 against a former officer and director of the Company and related counter claims were dismissed by the court pursuant to a settlement agreement between the parties in early 1998. Under the terms of the settlement, the Company canceled a $56,000 loan made to the former officer and further agreed to pay him $26,000 over sixty monthly installments, with interest at 8.5% per annum. The balance of the note payable at September 30, 1999 was $19,689.

Future minimum payments related to notes payable are as follows:

2000	$38,576
2001	5,346
2002	5,806
2003	3,616
2004 and thereafter	-

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 1999 and 1998

Contingency

During 1993, an action was commenced against the Company, a Company Vice President and a shareholder and former employee of the Company. The complaint seeks money damages for alleged misappropriation of proprietary information and unfair competition. The parties have exchanged documents and conducted the depositions of certain key witnesses. Discovery is now complete and the Company awaits scheduling of a trial date. Management believes that the action is without merit and is vigorously opposing the allegations and that the ultimate resolution of this litigation will not have a material adverse effect on the Company’s financial position or results of operations.

(8) Subsequent Events

In January, 2000, the Company entered into an agreement with Kubota Corporation of Japan that establishes Kubota as the exclusive marketing and distribution agent for Paracelsian’s Ah-IMMUNOASSAY™ Environmental Certification program in Japan. The agreement calls for the Company to receive $150,000 upon acceptance by Kubota based upon achievement of certain milestones. Under the terms of this agreement these milestones must be achieved prior to September, 2000. Kubota is also obligated to pay the Company a royalty of 5% of net sales. Kubota has the option to cancel this agreement with 30 days written notice to the Company. If Kubota chooses to continue the relationship, an additional license fee of $150,000 is due within 30 days of the third anniversary of the agreement. Additionally, beginning in the fourth year of the agreement a minimum monthly royalty of $30,000 has been established.

Subsequent to fiscal year end, the Company has received short-term working capital advances from Biosignia aggregating approximately $450,000 through February 2000. These advances were to provide additional operating capital. The advances have no stated interest rate and the repayment terms are unspecified.

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

Seven individuals serve as directors, with three elected to serve a one year term until the Annual Meeting of Shareholders in 2000 ("Class I Directors"), three elected to serve a two year term until the Annual Meeting of Shareholders in 2001 ("Class II Directors"), and three elected to serve a three year term until the Annual Meeting of Shareholders in the year 2002 ("Class III Directors"), or until their successors are elected and qualified.

Listed below are the names of the Class I Directors, together with their ages at December 31, 1999, and their principal occupations during the past five years.

Name and Age		Principal Occupation Over Last Five Years

T. Nelson Campbell	35	Chairman, BioSignia, Inc. Chapel Hill, North Carolina since 1996; prior to that, Vice President, Paracelsian, Inc. from 1995 to 1996; prior to that, President, Pacific Liaisons, Ithaca, NY (until its merger into Paracelsian in 1995).

Hira Gurto	61	President, Professional Financial Advisers, Inc., Amherst, New Yorksince 1992; Cancer Research Scientist, Roswell Park Cancer Institute, Buffalo, New York until February 1998 .

Dr.Mac Shaibe	66	Chairman of ReGenesis Foundation for UNDP and President and CEO of Technology Transfer International. Served a Director of Standards at the Bureau of Labor Statistics, provided high-level consultation services to the United Nations on a variety of issues and served as the Chief Advisor on Science Policy to the Prime Minister of Israel.

Listed below are the names of the Class II Directors, together with their ages at December 31, 1999, and their principal occupations during the past five years.

Name and Age		Principal Occupation Over Last Five Years

Lianping He	51	President, Chinese Service Center for Scholarly Exchange, Inc. and President, New York Service Center for Chinese Study Fellows, Inc. since 1995; prior to that, Director, Chinese Education Association for International Exchange, Inc. and Vice President, Chinese Service President, for Scholarly Exchange, both of Beijing, China since 1993; prior to that, Director, US-China Exchange and First Secretary, Chinese Embassy, Washington, D.C.

Thomas D. Livingston	47	President and Co-founder, TLC Management Corp. since 1992; Chief Financial Officer, Biosignia, Inc. Chapel Hill, North Carolina since 1997.

Listed below are the names of the Class III Directors, together with their ages at December 31, 1999, and their principal occupations during the past five years.

Name and Age		Principal Occupation Over Last Five Years

T. Colin Campbell	65	Jacob Gould Schurman Professor of Nutritional Sciences, Cornell University, Ithaca. NY; Founder and Director, Pacific Health Laboratories (Nasdaq Symbol PHLI) since 1995; Founder and Director, Biosignia, Inc., Chapel Hill, North Carolina.

Loren Israelsen	44	President, LDI Group (dietary supplement and phytomedicine consultants) since 1996; also, Executive Director, Utah Natural Products Alliance since 1992; prior to 1996, private practice of law.

Bernard M. Landes		President and Chairman of the Board, Paracelsian since January 15, 1998; prior to that, Vice President and General Manager, Alacer Corporation, Foothill Ranch, CA (manufacturer of dietary supplements) since 1995; prior to that, Director of Marketing, Health Valley Foods, Irwindale, CA (manufacturer of natural foods).

Other than Dr. Campbell and Mr. Campbell, who are father and son, no proposed director or principal officer is related to another director or officer. Other than Dr. Campbell, no proposed director is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

On February 8, 2000 Dr. Mac Shaibe accepted an invitation to serve on the Company’s Board. Dr. Shaibe is Chairman of ReGeneses Foundation for UNDP and President and CEO of Technology Transfer International. He served as Director of Standards at the Bureau of Labor Statistics, provided high-level consultation services to the United Nations on a variety of issues and served as the Chief Advisor on Science Policy to the Prime Minister of Israel.

Reports of Beneficial Ownership

Directors and principal officers of the Corporation are required by federal law to file reports with the Securities Exchange Commission regarding the amount of and changes in their beneficial ownership of the Shares. To the Corporation’s knowledge, all such required reports have been timely filed.

ITEM 10. EXECUTIVE COMPENSATION

The cash and cash equivalent compensation paid by the Corporation during the fiscal year ended September 30, 1999 to its chief executive officer is as follows:

Annual Compensation					Long Term Compensation

					Awards		Payouts

				Other	Restricted
		Salary	Bonus	Annual Stock Compensation	Option/ Awards	LTIP/SARS	All Other Payouts	Compensation
Name and Position	Year	($)	($)	($)(1)	($)	(#)	(#)	($)

Bernard M. Landes President and CEO	1999	180,721	-0-	-0-	-0-	800,000	-0-	-0-

The following table contains information with respect to stock options to purchase shares of the Common Stock held by the chief executive office during 1999.

Aggregated Options Exercises in 1999 and September 30, 1999, Options Values

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Unexercised Options at September 30, 1999 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at September 30, 1999(1) Exercisable/Unexercisable

Bernard M. Landes	100,0000	-0-	50,000 / 650,000	$17,190 / $223,470

(1) Value represents the difference between the fair market value and the exercise price for the unexercised options at September 30, 1999.

Employment Agreement

The Corporation entered into an employment contract with Bernard M. Landes (the "Officer") to be President and Chief Executive Officer of the Corporation as of January 15, 1999 (the "Agreement"). The initial employment term under the Agreement is for one year. On each anniversary of the effective date of the Agreement, the term of the Agreement shall automatically be extended for an additional one year period beyond the then effective expiration date unless written notice from the Corporation or the Officer is received 90 days prior to the anniversary date advising the other that the Agreement shall not be further extended. In addition, the Officer has the option to terminate the Agreement upon sixty days' written notice to the Corporation. Under the Agreement, the Officer receives an annual cash salary, with annual adjustments and discretionary bonuses as determined by the Board. The Officer's compensation pursuant to the Agreement for 1999 is $183,750 and he is eligible for a bonus of up to $50,000. The Officer was also granted 100,000 shares of the Common Stock upon his initial employment in January 1998 and granted options to acquire an additional 800,000 shares provided certain performance criteria are satisfied. Under the Agreement, the Officer is entitled to all fringe benefits, which are generally provided by the Corporation for its employees.

On January 14, 2000 the Company and the Officer agreed, under a signed Compensation Agreement, that the Agreement shall be extended for a period ending January 21, 2000 ("Effective Date"). Upon the Effective Date, the Officer’s Agreement was not renewed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the Corporation's knowledge, as of February 23, 2000 listed below are the only shareholders of the Corporation that owned more than five percent of the Shares. The following table sets forth certain information as to these shareholders:

Name of Shareholder	Shares Currently Beneficially Owned	Percent of Shares Beneficially Owned(2)

BioSignia, Inc 100 Europa Drive, Suite 599 Chapel Hill, NC 27514	5,713,565 (1)	27.63%

T. Colin Campbell 100 Europa Drive, Suite 599 Chapel Hill, NC 27514	5,745,223 (1)	27.78%

T. Nelson Campbell 100 Europa Drive, Suite 599 Chapel Hill, NC 27514	6,030,825 (1)	29.17%

The Travelers Insurance Company 205 Columbus Boulevard Hartford, CT 06183	1,390,000	6.72%

(1) Dr. Campbell and Mr. Campbell are the principal shareholders of BioSignia and their total shares beneficially owned include the Shares owned by BioSignia.

(2) The calculation of the percentage of class beneficially owned is based on the 20,677,783 Shares which were issued and outstanding at February 23, 2000.

The following table shows, as of February 23, 2000, the number of Shares owned by each director and by all directors and principal officers of the Corporation as a group. The address of each of the named individuals below is c/o Paracelsian, Inc., 222 Langmuir Laboratories, Cornell Technology Park, Ithaca, New York 14850.

Name of Beneficial Owner	Shares Currently Beneficially Owned(1)	Percent of Shares Beneficially Owned(2)

T. Colin Campbell	5,745,223	27.78%
T. Nelson Campbell	6,030,825	29.17%
Hira Gurtoo	22,392	*
Lianping He	10,646	*
Loren Israelson	4,000	*
Thomas D. Livingston	232,510	1.12%

All Directors and Principal Officers as a group (7persons)	6,332,031	30.62%

All Directors and Principal

Officers as a Group (7 persons) 6,332,031 30.62%

* Denotes beneficial ownership of less than one percent of the Shares.

(1) To the Corporations's knowledge, each person has sole voting and investment power over the Shares shown as beneficially owned by such person, except for the following shares which the individual indicates that he or she shares voting and/or investment power: Dr. Colin Campbell — 5,745,223 Shares; Mr. Nelson Campbell — 6,030,825 Shares; and directors and principal officers as a group — 6,332,031 shares. Dr. Campbell and Mr. Campbell are the principal shareholders of BioSignia, Inc. and their total shares beneficially owned include the Shares owned by BioSignia, Inc.

(2) The calculation of the percentage of class beneficially owned is based on the 20,677,783 Shares which were issued and outstanding at February 23, 2000 plus the number of Shares capable of being issued to that individual (if any) and to directors and principal officers as a group within 60 days of the voting record date upon the exercise of stock options held by each of them (if any) and by the group, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARACELSIAN, INC.	Date:	March 3, 2000
By:/s/ T. COLIN CAMPBELL
-------------------------------------
T. Colin Campbell President and Chief Executive Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. COLIN CAMPBELL ------------------------------------- T. Colin Campbell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2000

/s/ GARY G. CHABOT ------------------------------------- Gary G. Chabot	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2000

/s/ NELSON CAMPBELL ------------------------------------- T. Nelson Campbell	Director	March 3, 2000

/s/ HIRA GURTOO ------------------------------------- Hira Gurtoo	Director	March 3, 2000

/s/ LIANPING HE ------------------------------------- Lianping He	Director	March 3, 2000

/s/ THOMAS D. LIVINGSTON ------------------------------------- Thomas D. Livingston.	Director	March 3, 2000

/s/ MAC SHAIBE	Director	March 3, 2000
------------------------------------- Mac Shaibe