Form 10-Q
period 2000-03-31
PARACELSIAN INC /DE/
filed 2000-05-15
CIK 882362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM. 10-QSB

[ X ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000.

OR

[ ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________.

Commission File No. 0-19844

-----------

PARACELSIAN, INC.

------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Delaware	16-1399565
-----------	--------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 Langmuir Laboratories, Cornell Technology Park, Ithaca, New York	14850
--------------------------------------------------------------------	--------------------
(Address of principal executive offices)	Zip Code

Issuer's telephone number: (607) 257-4224
------------------ -----------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

There were 20,838,154 shares of Common Stock outstanding at May 1, 2000.

(1) Paracelsian, Inc. and Subsidiary Index
Page
PART I. – FINANCIAL INFORMATION Item 1. Financial Statements

Consolidated Balance Sheet as of March 31, 2000 (Unaudited)	3

Consolidated Statements of Operations for the three months and six months ended March 31, 2000 and 1999 and the cumulative period from inception to March 31, 2000 (Unaudited)	4

Consolidated Statements of Cash Flows for the six months ended March 31, 2000 and 1999 and the cumulative period from inception to March 31, 2000 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	7

Item. 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	11

Item 6 – Exhibits and Reports of Form 8-K	12

Signatures	12

(2) Paracelsian, Inc. and Subsidiary (A Development Stage Company) Consolidated Balance Sheet March 31, 2000 (Unaudited)

March 31, 2000
Assets
Current Assets:
Cash and cash equivalents	$41,012
Inventory	171,689
Prepaid expenses and other current assets	33,689
Total current assets	246,390

Equipment, net	171,918

Other Assets:
TCM extracts on-hand	77,889
Patents and trademarks, net	216,177
Note receivable	148,750
442,816
$861,124
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$292,324
Accrued expenses	119,775
Current portion of capital lease obligation	12,937
Current portion of notes payable	583,926

Total current liabilities	1,008,962

Long-term Liabilities:
Long-term portion of capital lease obligation	1,730
Long-term portion of notes payable	10,909
Total current and long-term liabilities	12,639

Commitments and Contigency

Stockholders’ Equity
Common Stock, $.01 par value; 35,000,000 shares authorized;
20,838,154 shares outstanding at March 2000	207,756
Additional paid-in-capital	24,327,953
Deficit accumulated during the development stage	(23,353,671)
Treasury stock, at cost; 265,478	(1,342,515)
Total stockholders’ equity	(160,477)
$861,124
See accompanying notes to consolidated financial statements.

(3)

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)
Consolidated Statements of Operations
For the three months and six months ended March, 2000 and 1999,
And the cumulative period from inception to March 31, 2000
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Cumulative Period from Inception to March 31,

Revenues	2000	1999	2000	1999	1999

Marketing rights	65,969	103,948	116,358	105,653	684,353
Products	-	-	1,138	-	190,838
Product testing	25,372	5,229	50,892	15,489	129,648
Product royalties	-	-	-	-	1,246
Subscription revenue	-	-	-		31,625

Total Revenues	91,341	109,177	168,388	121,142	1,037,710

Operating expenses:
Research and product engineering	150, 783	202,938	304,786	376,515	8,725,144
General and administrative	277,755	382,478	576,337	723,961	13,702,673
Product launch costs	-	-	-	-	300,544
Cost of products sold	-	-	-	-	95,023

Total Operating expenses	428,538	585,416	881,123	1,100,476	22,823,384

Loss from operations during the development stage	(337,197)	(476,239)	(712,735)	(979,334)	(21,785,674)

Interest income, net	-	-	16,312	-	521,275
Gain on sale of assets	-	-	-	-	38,488

Net loss during the development stage	(337,197)	(476,239)	(696,423)	(979,334)	(21,225,911)

Basic and diluted net loss per share of common stock	(0.02)	(0.03)	(0.03)	(0.05)

Weighted average number of Common
Shares outstanding	20,761,748	18,953,365	20,716,647	18,602,128

See accompanying notes to consolidated financial statements.

(4)

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)
Consolidated Statements of Cash Flows
For the six months ended March 31, 2000 and 1999,
And the cumulative period from inception to March 31, 2000
(Unaudited)
		Six Months Ended March 31,		Cumulative Period from Inception to March 31,

Cash flows from operating activities:		2000	1999	2000

Net loss		$(696,423)	(979,334)	(21,225,911)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on the sale of assets		-	-	(6,968)
Non-cash compensation expense		-	119,828	1,405,070
Other non-cash expenses
Depreciation and amortization		114,460	214,650	2,220,776
Changes in assets and liabilities			-	-
		-	-	(171,689)
(Increase) in inventory
(Increase) decrease in prepaid expenses and other current assets		17,349	61,725	(33,689)
Increase in accounts payable		143,420	123,963	292,324
(Decrease) in deferred revenue		(57,000)	-	-
(Decrease) increase in accrued expenses		(89,257)	(90,450)	119,775

Net cash used in operating activities		(567,451)	(549,618)	(15,328,327)

Cash flows from investing activities:
Purchase of equipment		-	(1,636)	(737,168)
Proceeds from sale of equipment		-	-	26,968
Acquisition of licensed technology		-	-	(53,656)
Acquisition of patents and trademarks		-	(33,758)	(485,622)
Acquisition of New Century Nutrition newsletter		-	-	(350,000)
Acquisition of option for East West Herbs, Ltd. and related acquisition costs		-	-	(92,866)
Loan to East West Herbs, Ltd.		-	-	(340,000)
Proceeds from East West Herbs, Ltd.		-	-	(42,500)

Net cash used in investing activities		-	(35,394)	(1,989,844)

(5)

Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs		-	-	5,124,014
Sale of common and preferred stock, net of costs		-	445,980	11,776,088
Proceeds from the exercise of warrants		-	31,400	1,186,295
Proceeds from the exercise of options		-	-	68,900
Purchase of treasury stock		-	-	(1,342,515)
Cost of warrant dividend		-	-	(63,102)
Payment on equipment contract		-	-	115,868
Payment on capital lease obligations		(5,782)	(3,993)	(16,545)
(Decrease) increase in notes payable		541,491	(29,879)	510,180

Net cash provided by financing activities		535,709	443,508	17,359,183

Net increase (decrease) in cash and cash equivalents		(31,742)	(141,504)	41,012
Cash and cash equivalents, beginning of period		(72,754)	250,542	-

Cash and cash equivalents, end of period		41,012	$109,038	41,012

Supplemental disclosures:
Cash paid during the period for interest	$

		3,421	2,835	36,842

Supplemental disclosure of non-cash investing & financing activities:
Fair value of assets acquired, net of cash acquired		$-	-	1,733,212
Less – liabilities assumed		-	-	83,212
Less – issuance of common stock		-	-	1,644,000
Net cash paid		-	-	6,000
Warrant dividend				500,000
Issuance of common stock/warrants for services and to reduce short-term liabilities		-	150,914	885,201
Purchase of equipment		-	-	90,950
Issuance of common stock for licensing and Technology rights		-	-	89,850
		-	-	3,338
See accompanying notes to consolidated financial statements

(6)

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000(Unaudited)

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

2. ORGANIZATION, BUSINESS, AND RISK FACTORS:

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

(7)

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $696,000 for the six months ended March 31, 2000 and had a working capital deficit of approximately $763,000 at March 31, 2000. Management believes that revenues from its Ah-IMMUNOASSAY™, its BioFIT™ program, its Internet project and the sales of its inventory will be sufficient throughout the year to enable the Company to achieve positive cash flow during 2000. BioSignia, Inc., the Company’s largest shareholder, has advanced interim funds into 2000. Management is currently seeking a capital infusion of at least $3.9 million. These resources will be used to; 1) retire short term financing used to provide support for operational and development costs, 2) increase production of Ah-IMMUNOASSAY™ Kits, 3) establish e-commerce websites for the sale of Traditional Chinese Medicines, 4) develop our BioFIT™ Program in China and 5) provide working capital. Management believes that the combination of additional capital combined with increased revenues will enable the Company to continue its operations.

Stock Options

Stock options were granted in March of 2000 to existing employees of the Company. The grants were equal in value to 10% of their salary, exercisable at market prices.

Stock Issuances

On February 25, 2000 a prior private placement was completed resulting in the issuance of 112,778 shares of Common Stock for no additional consideration.

3. SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of March 31, 2000.

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

Use of Estimate s

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

(8)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six months Ended March 31, 2000 as compared to the

Six months Ended March 31, 1999

As a development stage enterprise, the Company, since inception, has been primarily engaged in research, product engineering, and capital formation. As such, the Company has not generated significant revenues to date on a recurring basis.

On July 20,1999 the Company signed a Development Agreement with Kubota Corporation, a Japanese Corporation, for the sale of the Company’s patented Ah-IMMUNOASSAY™ for use in the monitoring of municipal waste incinerators in Japan for dioxin contamination.

The Company signed a final Licensing Agreement on January 21, 2000 with Kubota Corporation for the sale of Paracelsian’s Ah-IMMUNOASSAY™ in the Japanese market and began manufacturing and selling kits to Kubota. This 'bioassay' based kit is rugged, user-friendly, portable, analytically sensitive, and low cost when compared with existing methodology. The agreement with Kubota will provide revenues from the sale of kits and royalties.

On April 20, 2000 Paracelsian signed a Letter of Intent with a company in China to cooperate in the development of a facility for the high volume manufacture of Paracelsian’s Ah-IMMUNOASSAY™ Kits. The Letter of Intent with Beijing Health-Way Management Company is a significant step in Paracelsian’s strategy to establish low cost manufacturing capability in China that is sufficient for meeting potentially high demand from Kubota Corporation in Japan and from other markets in Asia and Europe. Health-Way Management Company will engage in the construction of the manufacturing facility for the Ah-IMMUNOASSAY™ Kits, that will also provide for research and development of methodologies of a similar nature, in cooperation with Paracelsian.

"The near-term market for dioxin testing in Japan is $400-$600 million annually, and Kubota believes that a screening method such as Paracelsian’s Ah-IMMUNOASSAY™ has the potential to capture 25% of that market in two years if such screening detection methods are officially approved for use," said Mr. Yasuo Kobayashi, Kubota’s Deputy Manager of Technology Development. "Since announcing our license agreement with Paracelsian, more than 50 companies have contacted Kubota regarding their interest in Paracelsian’s technology – we are very pleased to be partnering with Paracelsian in the commercialization of this technology," concluded Mr. Kobayashi.

The Company also signed a contract with Government & Export Sales Specialists (GESS) on October 18, 1999, to provide additional potential business partners for the Ah-IMMUNOASSAY™ kits. GESS is a consulting firm engaged in the transfer of environmental technology throughout the world. They have substantial experience and a deep network of personal and business contacts in the environmental and supplement markets.

In addition to Kubota, there are other parties now expressing an interest in purchasing and/or marketing this technology. These include groups in China (potentially a very large market), South Korea, Europe (also a large market), and California. In addition, we are exploring with the U.S. Embassy and Vietnamese representatives the possibility of surveying the relatively serious environmental problem incurred by the Agent Orange experience during the Vietnam War.

In Europe, we have already signed a contract with a company in Belgium, Cypress Diagnostics, to explore application of our kit to the analysis of various kinds of food samples. This company will market our product to all European Community countries plus other European countries and have estimated a potential need for 16,000 tests per month (approximately 1500 kits per month, or $750,000 per month), if the preliminary research on this kit is satisfactory. It also should be noted that the Belgian group has agreed to collaborate with the Japanese group in sharing their research data on sample analyses.

In July 1998, the Company entered into an agreement with R. P. Scherer North America that establishes them as the marketing and distribution agent for the BioFIT™ certification program in the dietary supplement and Over the Counter market segments in North America. R. P. Scherer is the world’s top maker of softgels used to encase drugs and vitamins. The firm has operations in the U.S. and 11 other countries. The agreement provided for payments to the Company for development of assay systems, for product certifications, for batch-to-batch testing and for royalties on the sale of BioFIT™ products.

(9)

On January 6, 2000 the Company signed a License and Service Agreement making ExtractsPlus the first supplier of raw materials to offer BioFIT™ "Certified Bioactive" herbal products. ExtractsPlus supplies the finest quality products from worldwide markets to North American pharmaceutical and nutritional supplement manufacturers. With technical, educational, sales and delivery personnel, ExtractsPlus is a full service distributor. Under the Agreement, Paracelsian will provide testing services to ExtractsPlus both for certification of existing products and the development of new products. ExtractsPlus will use the Company’s BioFIT™ "Certified Bioactive" logo in conjunction with the marketing and sale of the ExtractsPlus line of herbal products. ExtractsPlus will pay the Company an annual marketing fee and spend an amount equal to or greater than that fee to promote the BioFIT™ program through its own marketing programs. In addition, Paracelsian will receive payment for certification and batch-to-batch testing, along with a royalty on the sale of products bearing the BioFIT™ logo.

Representatives from Paracelsian visited China from April 12th through the 18th. Dr. T. Colin Campbell, President and CEO of Paracelsian has worked with key people and groups in China for the last 20 years. A group was formed to further develop websites for the sale of Traditional Chinese Medicines. Representatives from Paracelsian and from China form the group. A final business structure is being developed and a complete agreement is expected by the end of May 2000.

Results of Operations

The Company’s net loss for the second quarter of fiscal 2000 was approximately $337,000 compared to $476,000 in the second quarter of fiscal 1999. Revenues for the three month period were $91,000 in 2000 as compared to $109,000 in 1999. These revenues are not representative of the Company’s future plans and expectations. Operating expenses for the three month period were approximately $429,000 compared to $585,000 for the first fiscal quarter of the prior year. The decrease of $156,000 is due to management’s commitment to utilize its resources in the most efficient manner. The management team is continuing to operate with modest staff levels and has been focusing on continuing to conserve resources, and generating revenues.

Liquidity & Capital Resources

As of March 31, 2000, the Company had cash of $41,012 and a net working capital deficit of $763,000. Management believes that it can continue to raise additional capital through private placements, to support its operations until such time as the revenue stream is sufficient to realize positive cash flow in 2000. The company is now seeking financing of $3.9 million. These resources will be used to; 1) retire short term financing used to provide support for operational and development costs, 2) increase production of Ah-IMMUNOASSAY™ Kits, 3) establish e-commerce websites for the sale of Traditional Chinese Medicines, 4) develop our BioFIT™ Program in China and 5) provide working capital. Management believes that the additional financings coupled with its expected revenues from the Ah-IMMUNOASSAY™, the BioFIT™ program, the Internet Program and the sale of its inventory of Andrographolide will enable the Company, (1) to further increase its operating efficiency; and (2) to continue its operations into the future.

Management and The Board

On April 28, 2000 the Company announced that Noriyoshi Inoue has accepted an invitation to serve on the Company’s Board. Mr. Inoue’s appointment to the Board lasts until the annual shareholders meeting on June 15, 2000, when he will stand for election. Mr. Inoue is currently a consultant. Prior to that he was Deputy General Manager and International Marketing Manager at the Kubota Corporation.

The management of the Company will be focusing their efforts on producing ongoing revenues and controlling expenses.

Employee Agreements

On January 24, 2000 an Employment Agreement was signed between Paracelsian, Inc. and T. Colin Campbell as Chief Executive Officer. The initial term of employment is for one year and on each anniversary the term shall automatically be extended for an additional one-year period unless written notice from the Company or the Officer is received 45 days prior to the anniversary date. Compensation is set within the Agreement and the Officer is granted the right to purchase shares of Common Stock based on certain terms.

On February 1, 2000 a similar Employment Agreement was signed between Paracelsian, Inc. and Gary G. Chabot as Chief Financial Officer. Compensation is set within the Agreement and the Officer is granted the right to purchase shares of Common Stock based on certain terms related to continuous service.

Short-Term Advances

BioSignia, Inc., the Company's largest shareholder, has advanced interim funds to the Company for working capital purposes. The Company agrees to repay the funds, together with interest at an annual rate of 10%, at the earlier of 30 days from the date of the advance or the receipt by the Company of proceeds from the sale of stock. Through March 31, 2000 $562,154 has been advanced, including accrued interest.

Forward Looking Statements

Certain statements in this Form 10-Q "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: success of operating initiative, advertising and promotional efforts, acceptance of new product offerings, availability, changes in business strategy or development plan, availability and terms of capital, labor and employee benefit costs, and other factors specifically referred to in this 10-Q.

(10)

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

(12)

Item 6(a)   Exhibits

               None

Item 6(b)   Reports on Form 8-K

                None

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date May 12, 2000

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

(11)