Form 10-Q
period 2000-06-30
PARACELSIAN INC /DE/
filed 2000-08-15
CIK 882362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM. 10-QSB

[ X ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000.

OR

[ ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________.

Commission File No. 0-19844

-----------

PARACELSIAN, INC.

------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Delaware	16-1399565
-----------	--------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 Langmuir Laboratories, Cornell Technology Park, Ithaca, New York	14850
- -------------------------------------------------------------------	--------------------
(Address of principal executive offices)	Zip Code

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

Yes [ X ] No [ ]

There were 22,169,161 shares of Common Stock outstanding at August 1, 2000.

Paracelsian, Inc. and Subsidiary Index
Page
PART I. – FINANCIAL INFORMATION Item 1. Financial Statements

Consolidated Balance Sheet as of June 30, 2000 (Unaudited)	3

Consolidated Statements of Operations for the three months and nine months ended June 30, 2000 and 1999 and the cumulative period from inception to June 30, 2000 (Unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and 1999 and the cumulative period from inception to June 30, 2000 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	7

Item. 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	10

Item 6 – Exhibits and Reports of Form 8-K	10

Signatures	10

Paracelsian, Inc. and Subsidiary (A Development Stage Company) Consolidated Balance Sheet June 30, 2000 (Unaudited)

June 30, 2000
Assets
Current Assets:
Cash and cash equivalents	$2,161
Inventory	171,689
Prepaid expenses and other current assets	166,165
Total current assets	340,015

Equipment, net	156,069

Other Assets:
TCM extracts on-hand	38,994
Patents and trademarks, net	214,553
Note receivable	148,750
402,297
Liabilities and Stockholders’ Equity (Deficit)	$898,381
Current Liabilities:
Accounts payable	$403,236
Accrued expenses	286,119
Current portion of capital lease obligation	8,951
Current portion of notes payable	323,227

Total current liabilities	1,021,535

Long-term Liabilities:
Long-term portion of capital lease obligation	3,824
Long-term portion of notes payable	10,790
Total current and long-term liabilities	14,614

Stockholders’ Equity (Deficit)
Common Stock, $.01 par value; 35,000,000 shares authorized;
22,169,161 shares outstanding at June 2000	228,025
Additional paid-in-capital	24,875,826
Deficit accumulated during the development stage	(23,899,102)
Treasury stock, at cost; 265,478	(1,342,515)
Total stockholders’ equity (deficit)	(137,766)
$898,381
See accompanying notes to consolidated financial statements.

Paracelsian, Inc. and Subsidiary
(A Development Stage Company )
Consolidated Statements of Operations
For the three months and nine months ended June 30, 2000 and 1999,
And the cumulative period from inception to June 30, 2000
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		Cumulative Period from Inception to June 30,

Revenues	2000	1999	2000	1999	2000

Marketing rights	166,800	-	283,158	8,293	851,153
Products	14	640	1,152	-	190,852
Product testing	28,954	1,790	79,846	17,279	158,602
Development fees	-	50,000	-	148,000	-
Product royalties	-	-	-	-	1,246
Subscription revenue	-	-	-	-	31,625

Total Revenues	195,768	52,430	364,156	173,572	1,233,478

Operating expenses:
Research and product engineering	289,164	203,099	593,950	579,614	9,014,308
General and administrative	452,036	408,547	1,028,373	1,132,508	14,154,709
Product launch costs	-	-	-	-	300,544
Cost of products sold	-	-	-	-	95,023

Total operating expenses	741,200	611,646	1,622,323	1,712,122	23,564,584

Loss from operations during the development stage	(545,432)	(559,216)	(1,,258,167)	(1,538,550)	(22,331,106)

Interest income, net	-	7,500	16,312	7,500	521,275
Gain on sale of assets	-	-	-	-	38,488

Net loss during the development stage	(545,432)	(551,716)	(1,241,855)	(1,531,050)	(21,771,343)

Basic and diluted net loss per share of common stock	(0.03)	(0.03)	(0.06)	(0.08)

Weighted average number of Common Shares outstanding	20,731,317	19,405,588	20,925,273	18,869,948

See accompanying notes to consolidated financial statements

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
For the three months and nine months ended June 30, 2000 and 1999,
And the cumulative period from inception to June 30, 2000
(Unaudited)

	Six Months Ended March 31,		Cumulative Period from Inception to March 31,

Cash flows from operating activities:	2000	1999	2000

Net loss	$(1,241,855)	(1,531,050)	(21,771,343)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on the sale of assets	-	-	(6,968)
Non-cash compensation expense	61,734	156,828	1,466,804
Other non-cash expenses	-	-	2,071,985
Depreciation and amortization	177,237	321,975	2,283,533
Changes in assets and liabilities	-	-	-
Increase in inventory	-	-	(171,689)
(Increase) decrease in prepaid expenses and other current assets	(115,127)	76,379	(166,165)
Increase in accounts payable	254,332	135,181	403,236
Decrease in deferred revenue	(57,000)	-	-
Increase in accrued expenses	77,087	12,071	286,119

Net cash used in operating activities	(843,592)	(828,616)	(15,604,468)

Cash flows from investing activities:
Purchase of equipment	-	(3,767)	(737,168)
Proceeds from sale of equipment	-	-	26,968
Acquisition of licensed technology	-	-	(53,656)
Acquisition of patents and trademarks	-	(37,929)	(485,622)
Acquisition of New Century Nutrition newsletter	-	-	(350,000)
Acquisition of option for East West Herbs, Ltd. and related acquisition costs	-	-	(92,866)
Loan to East West Herbs, Ltd.	-	-	(340,000)
Proceeds from East West Herbs, Ltd.	-	-	(42,500)

Net cash used in investing activities	-	(41,696)	(1,989,844)

Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs	-	-	5,124,014
Sale of common and preferred stock, net of costs	-	745,980	11,776,088
Proceeds from the exercise of warrants	-	-	1,186,295
Proceeds from the exercise of options	-	31,400	68,900
Purchase of treasury stock	-	-	(1,342,515)
Cost of warrant dividend	-	-	(63,102)
Increase in equipment contract	-	-	115,868
Conversion of debt to common stock	500,000	-	500,000
Payment on capital lease obligations	(7,674)	(6,651)	(18,437)
(Decrease) increase in notes payable	280,673	(41,640)	249,362

Net cash provided by financing activities	772,999	729,089	17,596,47 3

Net increase (decrease) in cash and cash equivalents	(70,593)	(141,223)	2,161
Cash and cash equivalents, beginning of period	(72,754)	250,542	-

Cash and cash equivalents, end of period	2,161	$109,319	2,161

Supplemental disclosures:
Cash paid during the period for interest	$4,599	4,189	38,020

Supplemental disclosure of non-cash investing & financing activities:
Fair value of assets acquired, net of cash acquired	$-	-	1,733,212
Less – liabilities assumed	-	-	83,212
Less – issuance of common stock	-	-	1,644,000
Net cash paid	-	-	6,000
Warrant dividend			500,000
Issuance of common stock/warrants for services and to reduce short-term liabilities	-	270,617	885,201
Purchase of equipment	-	-	90,950
Issuance of common stock for licensing and Technology rights	-	-	89,850
	-	-	3,338
See accompanying notes to consolidated financial statements

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $1,242,000 for the nine months ended June 30, 2000 and had a working capital deficit of approximately $682,000 at June 30, 2000. Management believes that revenues from its Ah-IMMUNOASSAY™, its BioFIT™ program, and the sales of its inventory will be sufficient throughout the year to enable the Company to achieve positive cash flow during 2000. BioSignia, Inc., the Company's largest shareholder, has advanced interim funds into 2000. On August 9, 2000 the Company received an equity investment of $500,000 in a private placement. The Company also issued warrants that could result in additional investment of $1.5 million by December 31, 2000. Management believes that the combination of additional capital combined with increased revenues will enable the Company to continue its operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Nine months ended June 30, 2000 as compared to the
Nine months ended June 30, 1999

As a development stage enterprise, the Company, since inception, has been primarily engaged in research, product engineering, and capital formation. As such, the Company has not generated significant revenues to date on a recurring basis.

On July 20,1999 the Company signed a Development Agreement with Kubota Corporation, a Japanese Corporation, for the sale of the Company's patented Ah-IMMUNOASSAY™ for use in the monitoring of municipal waste incinerators in Japan for dioxin contamination.

The Company signed a final Licensing Agreement on January 21, 2000 with Kubota Corporation for the sale of Paracelsian's Ah-IMMUNOASSAY™ in the Japanese market and began manufacturing and selling kits to Kubota. This 'bioassay' based kit is rugged, user-friendly, portable, analytically sensitive, and low cost when compared with existing methodology. The agreement with Kubota will provide revenues from the sale of kits and royalties.

On April 20, 2000 Paracelsian signed a Letter of Intent with a company in China to cooperate in the development of a facility for the high volume manufacture of Paracelsian's Ah-IMMUNOASSAY™ Kits. The Letter of Intent with Beijing Health-Way Management Company is a significant step in Paracelsian's strategy to establish low cost manufacturing capability in China that is sufficient for meeting potentially high demand from Kubota Corporation in Japan and from other markets in Asia and Europe. Health-Way Management Company will engage in the construction of the manufacturing facility for the Ah-IMMUNOASSAY™ Kits, that will also provide for research and development of methodologies of a similar nature, in cooperation with Paracelsian.

On June 15, 2000 The Company announced that in accordance with the License Agreement, Kubota agreed to pay the $150,000 License Fee. This payment signifies Kubota's acceptance of the Ah-IMMUNOASSAY™ Kit. Kubota and Paracelsian will now focus their efforts to market, sell and distribute the kit throughout Japan. On June 17, 2000 Kubota placed an initial order for 120 Ah- Immunoassay™ Kits.

Since announcing the license agreement with Paracelsian, more than 50 companies have contacted Kubota regarding their interest in Paracelsian's technology.

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

In addition to Kubota, there are other parties now expressing an interest in purchasing and/or marketing this technology. These include groups in the United States, Israel, China (potentially a very large market), South Korea, and Europe (also a large market). In addition, we are exploring with the U.S. Embassy and Vietnamese representatives the possibility of surveying the relatively serious environmental problem incurred by the Agent Orange experience during the Vietnam War.

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

In July 1998, the Company entered into an agreement with R. P. Scherer North America that establishes them as the marketing and distribution agent for the BioFIT™ certification program in the dietary supplement and Over the Counter market segments in North America. R. P. Scherer is the world's top maker of softgels used to encase drugs and vitamins. The firm has operations in the U.S. and 11 other countries. The agreement provided for payments to the Company for development of assay systems, for product certifications, for batch-to-batch testing and for royalties on the sale of BioFIT™ products. On January 6, 2000 the Company signed a License and Service Agreement making ExtractsPlus the first supplier of raw materials to offer BioFIT™ "Certified Bioactive" herbal products. ExtractsPlus supplies the finest quality products from worldwide markets to North American pharmaceutical and nutritional supplement manufacturers. With technical, educational, sales and delivery personnel, ExtractsPlus is a full service distributor. Under the Agreement, Paracelsian will provide testing services to ExtractsPlus both for certification of existing products and the development of new products. ExtractsPlus will use the Company's BioFIT™ "Certified Bioactive" logo in conjunction with the marketing and sale of the ExtractsPlus line of herbal products. ExtractsPlus will pay the Company an annual marketing fee and spend an amount equal to or greater than that fee to promote the BioFIT™ program through its own marketing programs. In addition, Paracelsian will receive payment for certification and batch-to-batch testing, along with a royalty on the sale of products bearing the BioFIT™ logo.

Results of Operations

The Company's net loss for the third quarter of fiscal 2000 was approximately $545,000 compared to $552,000 in the third quarter of fiscal 1999. Revenues for the three-month period were $196,000 in 2000 as compared to $52,000 in 1999. The $144,000 increase in revenues is attributable to the sales to Kubota for the Ah-IMMUNOASSAY™ Kits. Operating expenses for the three-month period were approximately $741,000 compared to $612,000 for the second fiscal quarter of the prior year. The increase of $129,000 is due to a one-time charge to income for the extraction and cleanup procedures for use with an Immunoassay. The management team is continuing to operate with modest staff levels and has been focusing on continuing to conserve resources, increasing its customer base and generating revenues.

Liquidity & Capital Resources

As of June 30, 2000, the Company had cash of $2,161 and a net working capital deficit of $682,000. Management believes that it can continue to raise additional capital through private placements, to support its operations until such time as the revenue stream is sufficient to realize positive cash flow in 2000. On August 9, 2000 the Company received an equity investment of $500,000 in a private placement transaction. In addition to the sale of common stock, Paracelsian issued warrants in the transaction that could result in additional investment of $1.5 million by December 31 of this year if the warrants are exercised in full. These resources will be used to increase the customer base along with the production of the Ah-IMMUNOASSAY™ Kits and provide working capital. Management believes that the additional financing coupled with its expected revenues from the Ah-IMMUNOASSAY™, the BioFIT™ program, and the sale of its inventory of Andrographolide will enable the Company to increase sales, to further improve its operating efficiency and to continue its operations into the future.

Management and The Board

The management of the Company will be focusing their efforts on growing its customer base, producing ongoing revenues and controlling expenses.

Redeemable Common Stock Purchase Warrants

There are 1,736,870 Redeemable Common Stock Purchase Warrants outstanding. On June 19, 2000 the Board of Directors approved to lower the exercise price on the outstanding warrants to $.50 per share. The unexercised warrants will expire on September 7, 2000.

Short-Term Advances

BioSignia, Inc., the Company's largest shareholder, has advanced interim funds to the Company for working capital purposes. The Company agrees to repay the funds, together with interest at an annual rate of 10%, at the earlier of 30 days from the date of the advance or the receipt by the Company of proceeds from the sale of stock. On June 19, 2000, the Board of Directors agreed to accept BioSignia's offer to convert $500,000 of debt into common stock of Paracelsian at $.40 per share. Through June 30, 2000 $324,994 has been advanced, including accrued interest.

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

Date Aug 14, 2000

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