Form 10-K
period 2000-12-31
PARACELSIAN INC /DE/
filed 2001-02-13
CIK 882362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM. 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000.

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________.

Commission File No. 0-19844
-----------

PARACELSIAN, INC.
------------------------------------------------------

(Name of small business issuer in its charter)

Delaware	16-1399565
-----------	--------------
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)
222 Langmuir Laboratories Cornell Technology Park, Ithaca, New York 14850	14850
-------------------------------------------------------------------	--------------
(Address of principal executive offices)	Zip Code
Issuer's telephone number: (607) 257- 4224
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

Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $429,616.

The aggregate market value of the voting stock (based on the closing price of such stock on NASD OTC Electronic Bulletin Board) held by non- affiliates of the Registrant at November 14, 2000 was approximately $8,809,068.

There were 23,490,849 shares of Common Stock outstanding at November 14, 2000.

PART I

Item 1. DESCRIPTION OF BUSINESS

Company History

Paracelsian, Inc. ("Paracelsian" or the "Company") is a Delaware corporation that was incorporated in 1990. The Company’s initial strategy was to refine and commercialize the Ah-IMMUNOASSAY® for environmental applications. Management of the Company at that time believed that the refined Ah-IMMUNOASSAY® would be effective as an inexpensive and easy to use test for the screening and monitoring of polluted soil and water samples. The Company received a patent for this application in October 1993, and began to develop a program to commercialize the technology. The result of this work is the Toxicological Screening Assay system.

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

In 1995, other patented assays developed as a result of the Company’s ongoing research with Ah-IMMUNOASSAY® were used to screen Paracelsian’s library of TCM herbal extracts for natural compounds which would be effective in treating different types of cancer.

In January 1998, BioSignia, Inc. (formerly Biomar International, Inc.), a Delaware corporation with its principal office in Chapel Hill, North Carolina ("BioSignia"), purchased a significant interest in the Company and a new board and management team was installed.

In December 2000 the Company entered into a Strategic Partnership Agreement with Triangle Laboratories, Inc., based in North Carolina. This partnership establishes an opportunity for Paracelsian to join its dioxin screening Ah-IMMUNOASSAY® Kit with the high resolution gas chromatography/high resolution mass spectrometry testing capability of Triangle to offer the marketplace a multi-tiered system for the comprehensive and accurate measurement of dioxin and related environmental chemicals.

Company Business

Paracelsian is a development stage company, which develops and applies bioassays to monitor environmental toxins, to determine the quality of herbal products, and to identify therapeutic compounds from herbal sources.

To date, the Company has develped specific need-driven bioassay systems for three markets: (1) environmental testing, (2) herbal supplements and (3) drug discovery and development.

PARACELSIAN PRODUCTS

PRODUCT	MARKET	NEED
Ah-IMMUNOASSAY® Kit	Environmental Testing	Quick, low cost user friendly test for dioxin and dioxin-like chemicals
BioFIT™ Quality Assurance Program	Herbal Supplements	Establish a quality assurance program that confirms product bioactivity
Drug Screening Assay System	Natural Product Drug Discovery and Development	More effective method for screening natural compounds for therapeutic benefits

The Company has developed a highly sensitive, user friendly, cost effective testing system for the detection and quantification of highly toxic environmental chemicals generally known as dioxin and dioxin-like compounds. It is called the Ah-IMMUNOASSAY® Kit(AH-1 Method).

Since the discovery of the dioxin compounds, during the late 1950’s, extensive research has been undertaken into their chemical and biological properties. And as more information becomes available, it is now clear that the original and narrowly defined group of ‘dioxins’ is becoming more expansive to include many other highly toxic, chemically similar compounds.

Dioxin, although singular in name, is actually comprised of at least 17 chemical variants or congeners of a larger dioxin family. These chemicals are highly toxic, with the most active congener (TCDD) being the most toxic chemical ever discovered. The number of chemicals with dioxin-like activity is even much larger still than the 17 original polychlorodibenzo-p-dioxin (PCDD) families, such as the polychlorodibenzofurans (PCDF), the polychlorinated biphenyls (PCBs), the polybrominated biphenyls (PBBs), the polycyclic aromatic hydrocarbons (PAHs), the heterocyclic amines (HAs), among others.

Probably no other group of chemicals has invoked more public health concern and received more media attention than these dioxin and dioxin-like substances, both because of their widespread distribution and their capability for serious toxicity (e.g., cancer, birth defects, diabetes, hormone disruption, immunologic dysfunction, etc.). The Environmental Protection Agency (EPA) of the United States has concluded, for example, that more than 100 of these dioxins and dioxin-like chemicals are likely human carcinogens.

Waste incineration is a major source of these chemicals. Paper mill bleaching and varied industrial syntheses also add significant amounts to the environment. Following release into the air, perhaps also into waste water or sludge, these chemicals then settle on plant material, soil, and water where they are likely to persist for very long periods of time. As a consequence, they tend to accumulate either onto particulate matter (such as found at the bottom of bodies of water), or into body fat reservoirs of animals and fishes which feed on the plants. And because of their stability and persistence, these chemicals accumulate to relatively high levels in animal based foods. A public service group in Japan, for example, has compared the relative contributions to human exposure of the original group of dioxins and furans in 4 countries, and showed that food contributes about 98% of the total exposure. Among the food residues, 80-88% of the total is consumed from seafood, milk, dairy products, meat and eggs; in Japan, the proportion of dioxin consumption from fish is much higher than for other countries.

Investigating the distribution and toxicities of these chemicals has been challenging, both because of the ever-growing number of chemicals with dioxin-like activity and the difficulty of predicting toxicities. Because of these complexities, analysis of these chemicals has been very expensive, with the results being difficult to interpret.

More recently, simpler analytical methods have been developed, such as the AH-1 Method, based on the use of biologically based concepts. Dioxins and dioxin-like chemicals (also called ligands), enter the cell and bind to a protein in the cytoplasm called Ah receptor (AhR), thus giving a ligand-AhR complex. This complex, by dropping and adding some smaller proteins (e.g., AhR translocator or ARNT, hsp-90 protein) is said to be ‘transformed’, thus enabling it to enter the nucleus to bind to a specific ‘dioxin receptor element’ (or enhancer) (DRE) of DNA. This interaction with DNA occurs ‘upstream’ of genes which then are activated to produce certain enzymes, some of which are highly correlated with the subsequent toxicity.

The AH-I Method takes advantage of these facts. It is generally acknowledged, for example, that AhR binding appears to be essential for the development of toxicity by these chemicals. It is as if ligand binding of AhR is the main traffic intersection through which these chemicals pass on their way to produce their respective toxicities.

In the AH-I Method, where an excess of AhR protein is provided, the amount of AhR-ligand complex that transforms is dependent on the amount of dioxin ligand present in the sample being assayed. The amount of the transformed complex is detected by using an antibody specific for the Ah-I protein component of the complex, thus giving the ‘IMMUNOASSAY’ name to the method. (For the scientifically minded reader, there really are two antibodies: the first interacts with the ARNT protein in the complex while the second, containing an enzyme that catalyzes the formation of the color reaction, binds to the first antibody. The color being produced in the reaction shows how much of the complex is present.).

Dioxin is a toxic chemical group of widespread public health concern, and more information is needed, especially on the distribution of this material in the environment. More survey data are needed not only to identify potential ‘hot spots’ but also to allay unwarranted concerns. Until now, such survey work has been prohibitively expensive, but with the introduction of simpler and much more cost effective bioassay methods, such as the AH-1 Method, it is now possible to gather far more information in order to make wiser decisions.

The uses of the AH-1 Method are twofold: screening and monitoring. On screening, a sufficient number of samples taken from the site under investigation will need to be assayed in order to identify ‘hot spot’ areas with the highest contamination. This type of screening allows not only the setting aside of incorrectly suspected contamination areas, but also permits identification of areas of contamination needing more attention. Subsequent efforts and resources can then be focused on areas and samples most in need of attention and possible remediation.

Monitoring refers to the assay of positive samples before and after treatment or remediation. In the case of fly ash, attempts are presently being made to destroy dioxin-like substances during the production process, thus the AH-I Method can be used to monitor the success of the intervention program. In the case of soil contaminated areas, there are new methods that are said to have the potential of degrading the dioxin-like substances already present.

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

Typically, the Company will investigate the effect of a compound or mixture of compounds on a desease (such as cancer) or a symptom (such as depression). The Company scientists conduct in depth research of the scientific literature and review the results of successful clinical trials to establish the best scientific expleanation for the positive results seen in such trials. Based on their review, they identify the biological mechanism which, if activated, would best explain the positive clinical results. By defining such mechanisms of action associated with a wide variety of biological effects the Company scientists can then test a wide variety of natural materials in "in vitro" models which demonstrate these effects for the purpose of either discovering or confirming these biological activities. Such discovery or confirmation provides the Company with the basis for its BioFIT™ Program.

The Company is continuing to work with its Chinese colleagues, during the appropriate market conditions, to expand the scope of the BioFIT™ program to the rest of the world.

The Company is engaged in an internet-based health exchange between the US and China and currently maintains the website www.newcenturynutrition.com. The Company has excellent relations with recognized health authorities and organizations within the People’s Republic of China. This website serves to provide a forum for the exchange of nutrition, health and related information. At its core is the New Century Nutrition website where renowned researchers, teachers and physicians from both countries can discuss their philosophies, research findings and health advice. Other components of the site include an herbal resource center featuring herbal databases from China, a nutrition resource center featuring healthy recipes and a technology center featuring the Ah-IMMUNOASSAY® Kit and the BioFIT™ Program. Our goal is to combine the best of Chinese medical practice with the best of Western practice creating new opportunities for information on health and disease prevention.

The Company is selling its inventory of Andrographis Paniculata through the website. Andrographis is an annual plant that grows in much of Asia and has been used for centuries in India, Chian, Sri Lanka, and Indonesia. The herb is traditionally used to fight some viral infections and the associated symptoms, including fever, diarrhea, cough, and gastrointestinal problems. Modern research has been conducted over the past three decades, and much of this research has returned very promising results, supporting the traditional use of Andrographis over the past several hundred years.

The Company owns an extract library of approximately 2,800 Traditional Chinese Medicines and other plant materials which it has screened using its proprietary screening technology. Through the screening process, the Company has identified the (10) extracts with potent in vitro activity against cancer cells as potential drug discovery and development candidates. The long term goal of the Company is to continue to pursue discussions and to partner with a major pharmaceutical partner to develop any potential drug candidates in the shortest possible time period.

Future revenues are anticipated to be derived from the sale of the dioxin testing product the Ah-IMMUNOASSAY® Kits and dioxin and dioxin-like chemical testing services, and ecommerce sales through the Internet. There can be no assurance that the Company will be able to attain such revenues in sufficient amounts to achieve profitable operations. Results of operations in the future will be influenced by numerous factors, including the ability of the Company to develop and manage the introduction of its products and services, market acceptance, competition and the ability to control costs.

In 2001, the Company will continue to pursue the following strategies: (i) Identify and develop new markets in industries which will benefit from the adoption of the bioassay testing technologies and services; (ii) Form co-development, strategic partnerships and licensing partnerships in these new markets with the industry leaders; (iii) Structure development agreements that will provide up front licensing payments and on-going royalties from partnership revenues; (iv) Promote the bioassay technologies and services as the "Industry Benchmark"; and (v) Position the Company, via its internet websites, as a leading partner with China in the area of health and the trade of health related products and technologies. These strategies will be executed by focusing the Company’s primary activities on the Company’s patented AH-1 Method that detects potentially dioxins in the environment and provides quick, accurate and inexpensive results compared to traditional analytical techniques.

Market
Worldwide, there is increasing awareness of the enormous health hazards of dioxins and dioxin-like chemicals. This awareness is derived from a combination of regulatory, economic and political pressures. Many governments, including those in North America, Western Europe and Japan, have set levels of dioxin pollution that will be allowed in the environment. In addition, international agencies, especially those associated with the United Nations and the World Trade Organization, have begun formal discussions that are leading to the establishment of similar international regulations in the future.

The global pollution monitoring market is more than $10 billion annually. Andrew Jolin, owner of Government & Export Sales (GESS), developed the $10 billion estimate. GESS is a consulting firm that brings environmental technology to market around the world.

There are at least 100,000 incinerators (small, medium and large size) operating in Asia. In the rest of the world there are probably another 150,000 incinerators, which brings the total to 250,000 (some estimate the number to be as high as 500,000). If each of the 250,000 incinerators had 10 dioxin tests/year @ $2,000 per test, that would create a $5 billion market for incinerators alone. This estimate is based on the number of incinerators currently in existence and it does not include any new additions. For example, there are 14 municipal waste incinerators in Britain and contracts have been awarded to build 60 new incinerators. It is also estimated that incineration capacity (28 to 138 extra incinerators) will be required by 2016.

Another major market is industrial plant screening for dioxins. Paper mills, petroleum refineries, chemical manufacturers and others will create a $2.5 billion market for dioxin testing. With global annual growth forecast at 2.5%, these industries will increase dramatically within the next five to ten years and so will the market for the screening of dioxins.

The food chain is an additional major market. From animal feed to mother’s milk, this market will develop into a $2.5 billion market, and will also increase due to global growth.

Because the demand for pollution abatement is driven almost entirely by government regulation, Paracelsian is focusing its marketing efforts on those countries that already have set standards for dioxin pollution. In addition, we are introducing our technology to key government regulators and encouraging them to consider the kit for use as their government’s testing standard.

The Company began to focus on the Japanese market for the following reasons: (1) Japan has a widely recognized dioxin pollution problem largely due to the greater us of waste incinerators for which the government has begun to enforce emission requirements, (2) Incinerators that do not meet government emission requirements are being shut down, causing disruption in many industries and, (3) The Japanese government has not yet imposed standards and types of tests to be used in monitoring pollution discharge and, as a result, companies are more open to new technologies which save money.

On January 21, 2000, Paracelsian, Inc. and Kubota Corporation signed a License Agreement whereby Kubota will commercialize Paracelsian’s AH-1 Method in Japan. This agrement will provide both license fees ($150,000) and royalties. Kubota, a company with approximately $9 billion of revenue, is a leader in the control and resolution of environmental contamination problems in Japan. They have subsidiaries and affiliates that manufacture and/or market Kubota products in more than 130 countries. On June 1, 2000, as part of the License Agreement, Paracelsian delivered an Assessment Plan to Kubota Corp., detailing the Kits functionality. Kubota reviewed and evaluated the Assessment Plan, and acce pted the AH-1 Method. Kubota’s acceptance of the Assessment Plan, the Kit and our methodology is a milestone for Paracelsian. Kubota and Paracelsian are now focusing their efforts to market, sell and distribute the Kit throughout Japan. The present market for dioxin testing in Japan is $400 to $600 million yearly and the Japanese estimate that Paracelsian has the potential to capture 25% of that market over the next five years

In May 2000, major newspapers across the USA reported that a draft Dioxin Reassessment Report by the Environmental Protection Agency(EPA) concluded for the first time that a large number dioxin-like compounds are "human carcinogens." This assesment, along with the numerous reports of many other serious ailments resulting from exposure to these chemicals, make this class of chemicals perhaps the most signigicant toxicity problem known in the world today.

On November 2, 2000 the EPA held an open meeting for public comments on the Dioxin Reassessment Report. Approximately 50 people from around the US were scheduled to present their comments to the Science Advisory Board Dioxin Reassessment Review Committee. Dr. T Colin Campbell, President & CEO of Paracelsian, reported to the committee his concerns about including in the report all of the dioxin and dioxin-like chemicals because of their capability for serious toxicity.

On December 7, 2000 the Company entered into a Strategic Parnership Agreement with Triangle Laboratories, Inc., based in the Research Triangle Park in North Carolina. Triangle Laboratories is a recognized world leader in High Resolution Mass Spectrometry and dioxin testing. They were formed in 1984, and are still led by the founding scientists. Triangle provides a wide range of testing services to a broad customer base, specializing in the most demanding testing, such as dioxins and related compounds. The Agreement contemplates a unified system wherein the Company’s AH-1 Method can be used by customers to screen large numbers of samples in a user friendly manner and on a cost effective basis. Samples that are positive can then be assessed with the Triangle high resolution gas chromatography/high resolution mass spectrometry assay system at the highest possible level of accuracy. The Partnership provides the basis for a more comprehensive agreement between the parties for the development and worldwide co-marketing of the multi-tiered testing system. The Companies specifically anticipate collaboration to make their combined capabilities available in the emerging Asian environmental markets, including China and Viet Nam.

The Company also has received inquiries on, or has provided demonstration of the AH-1 Method to several other countries around the world, including China, Thailand, Vietnam, South Korea, The Czech Republic, The Netherlands, Belgium, Israel, Canada and Germany; similar initiatives have also devleoped in the USA. A proposal also has been made to the U.S. State Department that they make use of the AH-1 Method in their proposed joint study with Vietnam on dioxin contamination caused by Agent Orange.

The China partnership includes an agreement, which specifies development of a manufacturing and laboratory facility in China, arises from a long 20 year collaboration between Paracelsian’s CEO and President , Dr. T. Colin Campbell who has long held an endowed professorship at Cornell University. Moreover, Chinese and Paracelsian scientists are collaborating on the development of further improvements of the AH-1 Method.

Paracelsian is implementing its marketing program through Government & Export Sales Specialists (GESS). GESS is a consulting/marketing company active in technology research, development, commercialization and marketing. Mr. Noriyoshi Inoue, formerly an International Marketing Manager with Kubota Corporation, will be collaborating with GESS to develop business opportunities for the Ah-IMMUNOASSAY® KIT.

Orders have been placed, training has been requested, and/or inquiries have been made for possible licensing for the Ah-IMMUNOASSAY® Kit from the Kubota Corporation (Japan), Lockheed-Martin Corporation (U.S.), Scientific Supply Co. (for Thailand), ECOSOL (Israel), Cypress Diagnostics (Belgium), MCS Diagnostice BV (The Netherlands), Campo Scientific (The Netherlands), and Dynex Technologies, Inc. (The Czech Republic), among a few other individual customers

Competition

There are companies who have been developing bioassay type methods, similar to that of the AH-1 Method of Paracelsian. Several approaches have been tried, with two being the more prominent. Unfortunately, one requires the use of radioactivity while the other requires the use of live cell cultures; both therefore require considerable technical expertise. Neither appears to be as cost effective as the Paracelsian AH-1 Method, as timely, and/or, according to our information, as patented protected.

The Paracelsian product is the first receptor based system that works in a simple-to-use and cost effective form. Compared to the products of the closest competitors, the AH-1 Method is more user friendly, provides much faster turn-around time, is more cost-effective, requires less technical skills and sophisticated laboratory facilities, and is more meaningful of toxicological risk assessment because of its theoretical basis. The beauty of our system is its taking advantage of the observation that these chemicals travel through a common pathway in the cell according to their concentration and their relative toxicity. The AH-1 Method measures the central event in this pathway, one which shows the extent of activation of the receptor involved in the initiation of the myriad toxic events. That is, measurement of the central event is more meaningful than, say, measurement of a downstream outcome event which represents only one of many such events possibly involved in toxicological outcomes.

Patents

Where possible, the Company has applied for product and process patents. In the course of its research, the Company obtained 3 patents (#‘s 5,496,703, 5,529,899 and 5,833,994) prior to 2000 for the Dioxin Assay Systems which cover a wide range of commercial applications for the AH-1 Method and other assay technologies. During 2000, the Company was granted two additional patents. The US Patent & Trademark Office in October 2000 issued to the Company Patent # 6,127,136 for the detection of dioxin-like compounds. This patent relates to new, improved and user friendly methods of detecting dioxin-like compounds by detecting the transformed Ah receptor. This patent gives the Company the protection it needs to continue to strengthen its presence in the worldwide dioxin detection marketplace. In November 2000 the US Patent & Trademark Office issued to the Company Patent # 6,140,063, in vitro screening assay for the identification of compounds that inhibit destruction of cells due to viral infection. This patent represents a potential new screening pathway for anti-viral compounds. The Company is actively seeking partners to fully develop the market potential of these patents. Patents have a statutory duration of twenty years.

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

Dependence on a Key Distributor and Certain Industries

The Company has entered into an Agreement with the Kubota Corporation for the sale of the Company’s AH-1 Method in the Japanese market. The Licensing Agreement provides the Company with licensing fees and a royalty on sales in the Japanese market. In return, the Company provides Kubota with an exclusive license to manufacture and distribute the AH-1 Method in Japan. Future revenues from these licensing fees and royalties are dependant on market receptivity of the AH-1 Method. As with any new product, acceptance is not guaranteed, and future earnings could be negatively impacted.

Government Regulation

The dioxin and dioxin-like compound and the health care industries are the subject of significant proposed legislation. The Company cannot predict what new legislation might be enacted or what regulations might be adopted or amended, or if enacted, adopted or amended, the effect thereof on the Company’s operations. Any change in applicable law or regulation may have a material effect on the business of the Company.

Funding of Research and Development

The Company expended $744,143 in 1999 and $761,673 in 2000 on research and development.

Costs of Environmental Compliance

The Company believes it is in compliance with all applicable environmental laws and the cost of such compliance to the Company has been minimal.

Employees and Board

The Company employs 9 full time people and 1 part-time person. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be excellent. All employees of the Company are signatories to confidentiality agreements that restrict proprietary right in, and commercial development of, all technology developed by the employees.

On January 31, 2000 the Company announced that Dr. T. Colin Campbell was named Chairman, CEO & President. Dr. Campbell replaces Bernard M. Landes, who served as Chairman, CEO and President the previous two years. Dr. Campbell served on the Board of Directors of the Company for several years prior to taking this new position. On February 8, 2000 the Company announced that Dr. Mac Shaibe has accepted an invitation to serve on the Company’s Board. His appointment to the Board lasts until the annual meeting of shareholders’ in 2003. Dr. Shaibe’s background includes significant positions in academia, government and the private sector. Perhaps most noteworthy, Dr. Shaibe is a co-inventor of the Internet. On May 2, 2000 the Company announced that NoriYoshi Inoue has accepted an invitation to also become a Director on the Company. Mr. Inoue is a Senior Executive with over 25 years of Japanese and international management, marketing and sales experience. He has had significant success in creating and implementing profitable worldwide marketing programs and strategies. Mr. Inoue’s appointment to the Board lasts until the annual meeting of shareholders‘ in 2001. In addition, Gary G. Chabot has joined the Company as the Chief Financial Officer.

Item 2. DESCRIPTION OF PROPERTIES

The Company’s executive offices and research facilities are located at Langmuir Laboratories in Ithaca, New York, and occupy 6,210 square feet at that location. The Company occupies this space under a one-year lease from Cornell University, which expires in April 2001, and provides for automatic renewals. At this time, the Company believes that this space is sufficient for its administrative offices as well as the Internet operation, and the current manufacturing and research and development activities.

Item 3. LEGAL PROCEEDINGS

In addition to routine litigation that is incidental to its business, the Company is a party to the following litigation:

Hadyk, et al. V. John G. Babish, et al.: This case was commenced in New York State Supreme Court (Onondaga County) in June 1993 by certain persons, individually and doing business as In Vitro Bioanalytic Systems, against the Company, Dr. John G. Babish, a former officer and director of the Company, and Edward Heslop, a founding shareholder of the Company, primarily as an action for money damages and injunctive relief against the Company for alleged misappropriation of proprietary information and unfair competition. The plaintiffs allege, among other things, that in 1990, prior to the Company’s incorporation, a partnership has been formed with Messrs. Babish and Heslop to commercialize products that the Company was developing. Damages, an accounting and an injunction are being sought against the Company. By decision dated September 14, 1994, the Court dismissed certain of the plaintiffs’ claims against the Company while permitting a claim alleging unfair competition to proceed. The case is in the pretrial motion phase as discovery is now closed and there are pending motions for summary judgment, including a motion for summary judgment by the Company. That motion, if successful, will fully resolve the case in favor of the company. A three-week trial has been scheduled to begin on March 26, 2001. If the case is not resolved by the pending motion, an appeal of the denial of the motion is contemplated, followed by the trial if necessary. The Company believes that the suit against it is without merit and intends to defend the case vigorously.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

 Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLD MATTERS

The Company’s Common Stock, par value $0.01 per share (the "Common Stock"), commenced trading on February 11, 1992 on the over- the-counter market and was quoted on the National Association of Securities Dealers’ Automated Quotation System ("NASDAQ") until October 7, 1998 when it moved to the over-the-counter Bulletin Board, under the symbol PRLN.OB. The Company’s Redeemable Common Stock Purchase Warrants (the "Warrants") commenced trading on September 24, 1993 on the over-the-counter market and are no longer quoted under the symbol PRLNW, since the warrants expired on September 7, 2000.

The following table sets forth the high and low bid prices for the Common Stock and Warrants during the periods indicated as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, markdowns or commissions.

	Common Stock		Warrants
	High Bid	Low Bid	High Bid	Low Bid

Fiscal 1999
First Quarter	1-1/8	5/32	1/4	1/8
Second Quarter	2	21/32	7/16	5/32
Third Quarter	1-1/32	7/16	1/4	1/16
Fourth Quarter	35/64	17/64	3/32	1/32

Fiscal 2000
First Quarter	1/2	1/4	1/2	1/4
Second Quarter	1-5/32	9/32	1-5/32	9/32
Third Quarter	19/32	3/8	19/32	3/8
Fourth Quarter	19/32	21/64	19/32	21/64

As of November 14, 2000, the Company had 23,490,849 shares of Common Stock outstanding held by 323 record holders.

The Company did not pay cash dividends on the Common Stock during the two fiscal years ended September 30, 2000. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate that cash dividends will be paid until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings or any earnings.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a development stage enterprise, the Company, since inception, has been primarily engaged in research, product engineering, and capital formation. As such, the Company has not generated significant revenues to date on a recurring basis.

On July 20,1999 the Company signed a Development Agreement with Kubota Corporation to further develop The Company’s patented AH-1 Method for use in the monitoring of municipal waste incinerators in Japan. The Company signed a final Licensing Agreement with the Kubota Corporation on January 18, 2000 for the sale of the Company’s AH-1 Method in the Japanese market. On June 1, 2000, as part of the License Agreement, Paracelsian delivered an Assessment Plan to Kubota, detailing the Kits functionality. Kubota reviewed and evaluated the Assessment Plan, and paid the License Fee of $150,000. The payment signifies Kutota’s acceptance of the AH-1 Method. In return, the Company provides Kubota with an exclusive license to manufacture and distribute the AH-1 Method in Japan. Through September 30, 2000, Kubota has purchased 180 kits (for 3,600 tests) for distribution in Japan. Kubota has also agreed to pay for additional research and development work that will increase the worth of the AH-1 Method by refining sample preparation procedures along with a component of the manufacturing process.

The Company is also actively involved in discussions with private businesses in Europe, Korea and with the Ministry of Health and other government agencies in the Peoples Republic of China regarding development and implementation of the AH-1 Method to monitor food, water and soil, in addition to municipal waste incinerators. One on the largest labs in Belgium, the University of Liege, is now using the AH-1 Method to screen several different types of samples, including fly ash. German and Czech labs are also using the AH-1 Method to screen milk and animal feed for dioxin. The Company expects these discussions to be fruitful and result in further applications for its technology with associated revenues some time in the year 2001.

In April 2000 the Company signed a Letter of Intent with Beijing Health-Way Management Company in China to construct a manufacturing plant for the production of low-cost, user friendly assay kits for the analysis of dioxins and dioxin-like chemicals to strengthen our ability to penetrate markets in Asia and Europe. The Letter of Intent is a significant step in Paracelsian’s strategy to extablish low cost manufacturing capability in China that is sufficient for meeting potential worldwide demand.

BioSignia, Inc., a corporation in Chapel Hill, North Carolina, is the Company’s largest shareholder, owning 29% of the outstanding common stock of the Company. Since the last quarter of 1999, BioSignia has advanced interim funds to the Company for working capital purposes. The Company’s Board of Directors on June 19, 2000 approved of BioSignia’s proposal to convert $500,000 of this debt into common stock of the Company at $.40 per share which represented the negotiated estimated fair value of the common stock on June 19, 2000. The newly issued shares will be restricted for one year. The additional equity commitment by BioSignia is a strong indication of BioSignia’s confidence in the future of Paracelsian.

The Company received an equity investment of $500,000 (1,250,000 shares of commom stock) in a private placement transaction on August 10, 2000. In addition to the sale of common stock, the Company issued warrants that could result in additional investment of $1.5 million by December 31, 2000. The warrants expired on December 31, 2000, and no warrants were exercised.

The US Patent & Trademark Office issued to the Company Patent # 6,127,136 for the detection of dioxin and dioxin-like compounds by the Company’s AH-1 Method. This patent relates to new, improved and user-friendly methods of detecting dioxin-like compounds by detecting the transformed Ah receptor, and is by far the most important of the five patents the Company holds relative to the AH-1 Method. It gives the Company the protection it needs so that it can strengthen its position in the worldwide marketplace.

On December 7, 2000 the Company entered in a Strategic Partnership Agreement with Triangle Laboratories, Inc., based in Research Triangle Park in North Carolina. Triangle Laboratories, based in Research Triangle Park, NC, is a recognized world leader in High Resolution Mass Spectrometry and dioxin testing. They were formed in 1984, and are still led by the founding scientists. Triangle provides a wide range of testing services to a broad customer base, specializing in the most demanding testing, such as dioxins and related compounds. The Agreement establishes an opportunity for the Company to join its dioxin screening AH-1 Method with the high resolution gas chromatography/high resolution mass spectrometry (HRGC/HRMS) testing capability of Triangle to offer the marketplace a unified system wherein the Company’s AH-1 Method can be used by customers to screen large numbers of samples in a user-friendly manner and also on a cost effective basis. Samples that are positive using the AH-1 Method can then be assessed with a full HRGC/HRMS assay system at the highest possible level of accuracy. The Agreement provides the basis for a more comprehensive agreement between the parties for the development and worldwide co-marketing of the multi-tiered testing system. The Company and Triangle will collaborate to make their combined capabilities available in the emerging Asian environmental makets, including China and Viet Nam.

Results of Operations

The Company’s fiscal 2000 net loss of $1,847,000 is approximately $181,000 less than the fiscal ‘99 loss of $2,028,000. Revenues increased by $67,000 primarily as a result of revenues received from the Kubota Corporation for development work on the Ah-Immunoassy and the purchase of kits. Operating expenses decreased by $125,000 as a result of decreases in a variety of expense categories, as part of the company’s program to control costs. During 2000, the Company wrote off approximately $172,000 of its Andrographis paniculata inventory.

Liquidity and Capital Resources

As of September 30, 2000, the Company had cash of $227,000 and a net working capital deficit of approximately $720,000. Management believes that revenues from the sale of Ah-IMMUNOASSAY® Kits will accelerate throughout the coming year and that the Company will achieve positive cash flow from operations during 2001. Until such revenues are realized on a sustained basis, the Company will require additional capital to meet its obligations and continue operations. BioSignia, the Company’s largest shareholder, has advanced funds of $797,350 during the current year. On June 19, 2000 BioSignia agreed to convert $500,000 of current debt into additional equity of Paracelsian. The Board of Directors of Paracelsian, by unanimous vote, approved of the conversion of BioSignia’s debt to equity at $.40 per share. On September 30, 2000 the principal portion of advances from BioSignia aggregated $191,877.

On August 10, 2000 the Company received an equity investment of $500,000 in a private placement transaction. In addition to the sale of common stock, the Company issued 1,833,333 warrants that could result in additional investment of $1.5 million by December 31, 2000, if the warrants are exercised in full. The warrants expired on December 31, 2000. Prior to the expiration date, no warrants were exercised.

On June 19, 2000 the Board of Directors of the Company lowered the exercise price on the 1,736,870 of Redeemable Common Stock Purchase Warrants outstanding from $3.25 per share to $.50 per share. The unexercised warrants expired on September 7, 2000. Prior to the expiration date, 66,688 warrants were exercised in the amount of $33,344. As of September 30, 2000 all remaining warrants expired.

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

Item 7. FINANCIAL STATEMENTS

Independent Auditors’ Report.

Consolidated Balance Sheet as of September 30, 2000.

Consolidated Statements of Operations for the years ended September 30, 2000 and 1999, and the cumulative period from April 15, 1991 (inception) to September 30, 2000.

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2000 and 1999 and the cumulative period from April 15, 1991 (inception) to September 30, 2000.

Consolidated Statements of Cash Flows for the years ended September 30, 2000 and 1999 and the cumulative period from April 15, 1991 (inception) to September 30, 2000.

Notes to Consolidated Financial Statements.

The Board of Directors and Stockholders
Paracelsian, Inc.:

We have audited the accompanying consolidated balance sheet of Paracelsian, Inc. and subsidiary (a development stage enterprise) as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2000 and 1999 and for the period from April 15, 1991 (inception) to September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period April 15, 1991 (inception) to September 30, 2000 include amounts for the period from April 15, 1991 (inception) to September 30, 1991 and for each of the years in the four-year period ending September 30, 1995, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period April 15, 1991 (inception) through September 30, 1995 is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paracelsian, Inc. and subsidiary (a development stage enterprise) as of September 30, 2000 and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999 and for the period April 15, 1991 (inception) to September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) (b) to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Managements’s plans in regard to these matters are also discussed in Note (1) (b). Additionally, the Company is subject to litigation as described in Note (7) (e). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 /s/KPMG LLP
Raleigh, NC
January 4, 2001

PARACELSIAN, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet
September 30, 2000

Assets	2000

Current Assets:
Cash and cash equivalents	$227,123
Inventory	926
Prepaid expenses	34,497
Other current assets	8,802

Total current assets	271,348

Equipment, net	137,027
Interest Receivable	26,853
Note Receivable	148,750
Other Assets:
TCM extracts on-hand	99
Patents and trademarks, net	210,297

523,026

$794,374

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$362,250
Accrued expenses	397,743
Current portion of capital lease program	7,031
Current portion on notes payable	32,369
Advances from related party	191,877

Total current liabilities	991,270

long term portion of capital lease obligation	1,518
Long term portion of notes payable	9,422

Total current and long term liabilities	1,002,210

Commitments and Contingency (Note 7)

Stockholders' Equity (Deficit):
Common stock, $01 par value: 35,000,000 shares authorized and 23,490,849 shares outstanding	234,904
Additional paid-in capital	25,404,381
Deficit accumulate during the development stage	(24,504,606)
Treasury stock, at cost; 265,748 shares	(1,342,515)

Total stockholders' equity (deficit)	(207,836)

794,374
See accompnaying notes to consolidated financial statements

PARACELSIAN, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Operations
For the years ended September 30, 2000 and 1999
and the cumulative period from April 15, 1991 (inception) to September 30, 2000

	Year ended September 30,		Cumulative Period from Inception to September 30,

	$2000	1999	2000

Revenues:	283,677	313,000	851,672
Products	62,318	12,675	252,018
Product testing	83,621	37,338	162,377
Product royalties	-	-	1,246
Subscription revenue	-	-	31,625

	429,616	363,013	1,298,938
Operating expenses:
Research and product engineering	761,673	744,143	9,182,031
General and administrative	1,340,831	1,654,647	14,467,167
Product launch costs	-	-	300,544
Cost of product sold	171,689	-	266,712

	2,274,193	2,398,790	24,216,454

Loss from operations during the development stage	$(1,844,577)	(2,035,777)	(22,917,516)

Interest income (expenses), net	(2,541)	7,500	502,422
Gain on sale of assets	-	-	38,488

Net loss uring the development stage	(1,847,118)	(2,028,277)	(22,376,606)

Net loss per weighted share of common stock - basic and diluted	$(0.09)	(0.11)

Weighted average number of shares outstanding
Basic and Diluted	21,346,964	18,862,212

See accompanying notes to consolidated financial statements

PARACELSIAN, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the years ended September 30, 2000 and 1999
and the cumulative period from April 15, 1991 (inception) to September 30, 2000

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Treasury Stock	Total
	Shares	Amount	Shares	Amount

Issuance of Common Stock	-	$-	9,190,778	$91,908	$9,334,341	$-	$-	$9,426,249
Redemption of Common Stock	-	-	(245,000)	(2,450)	-	-	-	(2,450)
Initial Public Offering, Net of Costs	-	-	1,150,000	11,500	5,103,451	-	-	5,114,951
Issuance of Warrants & Options	-	-	-	-	168,500	-	-	168,500
Warrant Divided	-	-	-	-	436,898	(500,000)	-	(63,102)
Termination of Warrants	-	-	-	-	(35,000)	-	-	(35,000)
Issuance of Preferred Stock	102,351	1,024	-	-	4,978,573	-	-	4,979,597
Issuance of Treasury Stock	(102,351)	(1,024)	-	-	-	-	(1,342,515)	(1,342,515)
Conversion of Preferred Stock	-	-	5,371,000	53,710	(52,686)	-	-	-
Preferred Dividends and Beneficial Conversion Feature	-	-	-	-	1,628,000	(1,628,000)	-	-
Repayment of Officer Stock Subscription Receivable	-	-	-	-	89,850	-	-	89,850
Exercise of Warrants and Options	-	-	3,180,947	31,809	1,399,956	-	-	(1,431,765)
Surrender of shares	-	-	(705,000)	(7,050)	7,050	-	-	-
Net loss	-	-	-	-	-	(18,501,211)	-	(18,501,211)

Balance, September 30,1998	-	-	17,942,725	179,427	23,058,933	(20,629,211)	(1,342,515)	1,266,634

Issuance of Common Stock	-	-	2,262,036	22,620	954,759	-	-	977,379
Issuance of Common Stock for services rendered	-	-	223,717	2,237	154,045	-	-	156,282
Issuance of Common Stock for debt conversion	-	-	234,305	2,343	161,345	-	-	163,688
Net loss	-	-	-	-	-	(2,028,277)	-	(2,028,277)

Balance, September 30, 1999	-	-	20,662,783	206,627	24,329,082	(22,657,488)	(1,342,515)	535,706

Issuance of Common Stock for services rendered	-	-	148,600	1,482	68,749	-	-	70,231
Issuance of Common Stock for debt conversion	-	-	1,250,000	12,500	487,500	-	-	500,000
Issuance of Common Stock	-	-	1,362,778	13,628	486,372	-	-	500,000
Exercise of Warrants	-	-	66,688	667	32,678	-	-	33,345
Net loss	-	-	-	-	-	(1,847,118)	-	(1,847,118)

Balance, September 30, 2000	-	$-	23,490,849	$234,904	$25,404,381	$(24,504,606)	$(1,342,515)	$(207,836)

See accompany notes to consolidated financial statements

PARACELSIAN, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the years ended September 30, 2000 and 1999
and the cumulative period from April 15, 1991 (inception) to September 30, 2000

	2000	1999	Cumulative Period from Inception to Septemeber 30, 2000
Cash flows from operating activities:
Net loss	$(1,847,118)	$(2,028,277)	$(22,376,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	$-	-	(6,968)
Non-cash compensation expense	70,231	162,795	1,475,301
Other non-cash expenses	-	-	2,071,985
Depreciation and amortization	241,029	419,471	2,347,345
Changes in operating assets and liabilities
Interest receivable	(26,853)	-	(26,853)
Inventories	170,763	-	(926)
Prepaid expenses and other current assets	7,739	33,139	(43,299)
Accounts payable	213,346	79,269	362,250
Deferred revenue	(57,000)	57,000	-
Accrued expenses	188,711	198,801	397,743

Net cash used in operating activities	(1,039,152)	(1,077,802)	(15,800,028)

Cash flows from investing activities:
Purchase of equipment	(698)	(3,767)	(737,866)
Proceeds from sale of equipment	-	-	26,968
Acquisition of licensed technology	-	-	(53,656)
Acquisition of patents and trademarks	(7,550)	(55,043)	(493,172)
Acquisition of New Century Nutrition newsletter	-	-	(350,000)
Acquisition of option for East West Herbs, Ltd. and related acquisition costs	-	-	(92,866)
Loan to East West Herbs, Ltd.	-	-	(340,000)
Payment from East West Herbs, Ltd.	-	-	42,500

Net cash used in investing activities	(8,248)	(58,810)	(1,998,092)

Sale of common stock, initial public offering, net of costs	-	-	5,124,014
Sale of common and preferred stock, net of costs	-	945,979	11,776,088
Proceeds from the sale of common stock	500,000	-	500,000
Proceeds from the exercise of warrants	33,345	-	1,219,640
Proceeds from the exercise of options	-	31,400	68,900
Termination of warrants	-	-	-
Purchase of treasury stock	-	-	(1,342,515)
Cost of warrant dividend	-	-	(63,102)
Increase in capital lease obligation and notes payable	-	-	115,868
Payment on capital lease obligations	(11,900)	(5,608)	(22,663)
Proceeds from advances from related party	797,350	-	797,350
Payments on advances from related party	(105,473)	-	(105,473)
Payments on advances from related party	(57,553)	(12,947)	(42,864)

Net cash provide by financing activities	1,201,769	958,824	18,025,243

Net increase (decrease) in cash and cash equivalents	154,369	(177,788)	227,123

Cash and cash equivalents, beginning of period	72,754	250,542	-

Cash and cash equivalents, end of period	$227,123	$72,754	$227,123

Supplemental disclosures:
Cash paid during the period for interest	$47,893	$6,359	$81,314

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired, net of cash acquired	-	-	$1,733,212
Less - liabilities assumed	-	-	83,212
Less - issuance of common stock	-	-	1,644,000

Net cash paid			6,000

Warrant dividend	$-	$-	$500,000
Issuance of common stock/warrants for services and to reduce short-term liabilities	570,231	319,970	1,455,432
Purchase of equipment	-	-	90,950
Repayment of officer stock subscription receivable	-	-	89,850
Issuance of common stock for licensing and technology rights	-	-	3,338

See accompanying notes to consolidated financial statements

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

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
Cell division is one of the basic steps in biology necessary for normal growth of tissues to support life. The Company’s technology enables researchers to observe signal transduction and measure the effects of chemicals contained in synthetic or natural compounds, and chemicals occurring in nature such as herbs and combinations of herbal extracts, on cell division. In the course of these observations, the Company can distinguish the effects of such chemicals on targeted cells, thereby screening compounds to identify those with promising favorable therapeutic effects. This proprietary technology, including the components, methods, procedures and know-how employed in this screening process, is referred to herein as the "Screening Technology."
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
September 30, 2000 and 1999

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $1,847,000 and $2,028,000 for the years ended September 30, 2000 and 1999, respectively, and has a working capital deficit of approximately $720,000 as of September 30, 2000. The Company is projecting revenues from the sale of Ah-IMMUNOASSAY® Kits and testing services to be in excess of $1,000,000 (unaudited), for the year 2001. On January 18, 2001 the Company announced that Ernest A. Knesel agreed to join the Company’s Sales and Marketing team. Mr. Knesel brings with him a long history of entrepreneurial involvement. He is best known as a founder of Biomedical Reference Laboratories, Inc. and Roche Biomedical Laboratories, Inc. Mr. Knesel joins NoriYoshi Inoue, Andrew Jolin and Dr. Thomas Knudsen, Paracelsian’s Director — Science Program on the team. Mr. Inoue and Mr. Jolin have been largely responsible for the Company’s expanding relationship with Kubota Corporation of Japan, for generating additional sales and key contacts. Mr. Knesel will lead the efforts of this team to implement an aggressive strategy for generating additional revenue from the sale of Ah-Immunoassy® kits and testing services. Also participating on the team is Dr. J. Ronald Hass, President and CEO of Triangle Laboratories. Led by Dr. Hass, Triangle Laboratories has agreed to collaborate with the Company in the development of a presentation that joins the Company’s Ah-IMMUNOASSAY® with the high resolution gas chromatography/high resolution mass spectrometry testing capability of Triangle Laboratories. Now that the Company has developed the Ah-IMMUNOASSAY® into a very competitive and marketable product, this team has begun an aggressive and focused international rollout of this product, working towards developing a sustainable stream of revenues.

The Ah-IMMUNOASSAY® Kits are continuing to be sold to the Kubota Corporation for the sale and distribution of the Ah-IMMUNOASSAY® in Japan. Kits have also been sold to Cypress Diagnostics in Belgium for the testing of animal feed. The University of Liege in Belgium has purchased kits for animal serum and tissue screening. SGS Agrilab in Antwerp, Belgium is the world’s largest inspection organization with 340 laboratories worldwide. SGS is waiting for the University of Liege screening results, and predicts a large market in Belgium. The Danish and Veterinary and Food Administration have purchased kits for the testing of fish, milk and fat. MCS Diagnostics is testing our kit for use in the German milk program. Dynex Technologies is using the kit for animal feed, food and environmental samples in the Czech and Slovak Republics. KNJ Engineering is using the kit with one of their customers, LG Chemical of Korea. KNJ sells dioxin-sampling equipment to incinerators and other applications in Korea. The Company has also begun discussions with Marubeni for exclusive distribution in Korea. Solutia has purchased the kit for testing organic material, and Scientific Supply Company purchased the kit for soil, milk powder and feed samples. Sales have also been made to Bristol Myers Squibb and Lockheed Martin. In February 2001, the Company will be meeting with the Vietnamese Ministry of Science, Technology and Environment (MOSTE) to discuss utilizing the Company’s kits to screen the large number of soil, food and other samples that have shown high residual dioxin levels in Vietnam because of Agent Orange. Just recently Company representatives initiated discussions for sales of the Kit with two large corporations — Kodak and General Electric.

Additionally, the Company has a note receivable outstanding, including accrued interest, with a face amount of $386,853 ($175,603 net of allowance). The Company is continuing its efforts to collect the entire amount of this receivable. The Company also has an inventory of Andrographis paniculata that it is attempting to sell through its Internet sites (www.newcenturynutrition.com and www.paracelsian.com). Andrographis is an annual plant that grows in much of Asia. Modern research has examined the effect of Andrograhpis on various viral infections and general immunological functions, and the research has indicated very promising results. Because this inventory has been slow-moving, the Company has written it off completely. However, the Company will continue with its efforts to sell this inventory. If it is successful in its efforts, the retail value could approximate $400,000.

The Company’s plan is to continue to advance the Ah-IMMUNOASSAY® technology so as to be the premier screening and monitoring methodology within the worldwide marketplace. To fund certain of its continual development expenses the Company, in January 2001, received an initial approval for a grant from the New York State Energy Research and Development Authority which could result in funding up to $200,000 (unaudited). In addition, Kubota Corporation has inidcated a willingness to contribute $150,000 (unaudited) to the Company for further enhancements to the Ah-IMMUNOASSAY®.

Management is also aggressively seeking an investment of at least $1,000,000 to strengthen its working capital position, and active discussions with a number of interested parties are continuing. Current monthly cash requirements in order to sustain meaningful operations are approximately $100,000, and management fully expects to meet its financial obligations as described above.

The actions described above represent the Company’s plans to genterate cash flow, thereby enabling the Company to continue to operate as a going concern. There is no assurance that these efforts will be successful.

 (Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

(2) Significant Accounting Policies
(a) Consolidation
The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly-owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. This subsidiary has had no activity for the years ended September 30, 2000 and 1999.
(b) Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with an original maturity of three months or less. As of September 30, 2000 and 1999, the Company’s cash equivalents aggregated $177,204 and 0, respectively.
(c) Research and Product Engineering
Company- sponsored research and product engineering expenditures have been charged to expense as incurred. These costs consist primarily of employee salaries and direct laboratory costs. The cost of extracts used in research and development activities is expensed as consumed.
v(d) Inventory
Inventory consists of booklets held for sale, related to a study performed by the Company between diet and disease. Inventory is stated at the lower of cost or market (net realizable value).
(e) Net Loss Per Share
Basic loss per common share is based on the weighted average number of common shares outstanding. Diluted net loss per common share is based on the weighted average number of common shares outstanding and the potentialy dilutive common shares, which comprise shares issuable upon exercise of stock options, stock warrants, stock subscriptions, and conversion of preferred stock. The computation of net loss per share is as follows:

	Year Ended September 30,
	2000	1999

Net loss to common stockholders	$(1,847,118)	(2,028,277)

Weighted average shares outstanding
Basic and Diluted
	21,346,964	18,862,212

Net loss per share of common stock
Basic and  Diluted
	$(0.09)	(0.11)

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

(f)Patents and Trademarks

The Company has acquired or applied for certain patent and trademark rights. Costs associated with the acquisition and application for these rights have been capitalized and are being amortized on the straight-line method over the estimated legal lives of the assets which range from 15 to 17 years. Accumulated amortization of the patents and trademarks totaled $295,026 and $277,026 at September 30, 2000 and 1999, respectively.

(g)Equipment and Depreciation

Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Equipment consists of the following at September 30, 2000:

	Useful Lives	1999

Laboratory equipment	10 Years	$536,203
Office furniture and equipment	10 Years	87,588
Computer equipment	5 Years	143,940

		767,731
Less - accumulated depreciation		630,704

		$137,027

Depreciation expense aggregated $67,449 and $70,632 for the years ended September 30, 2000 and 1999, respectively.
(h)Income Taxes
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

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

(i)Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States Of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(j) Recent Pronouncements
In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), which provides guidance in applying revenue recognition in financial statements under accounting principals generally accepted in the United States of America. SAB 101, as amended, will require implementation by the Company in the fourth quarter of fiscal 2001. The Company is presently reviewing the SAB to determine the impact the Bulletin will have on the Company’s financial statements.
(k) Reclassifications
Certain 1999 amounts have been reclassified to conform with the 2000 presentation. The reclassification had no effect on net loss or deficit accumulated during the development stage as previously reported.

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

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

The loan originally provided for repayment in eight equal quarterly installments of $42,500 plus interest at the LIBOR rate. Since making the first installment payment and related accrued interest, East West Herbs Ltd. has not made additional payments and is currently in default on the obligation. The parties continued to negotiate the terms of a work-out agreement that would provide an extension of time (up to two years) for principal repayment, change the interest rate to prime plus 2% and further collateralize the repayment obligation. In 1998, management determined that this note was impaired. Accordingly, the Company classified the entire obligation as non-current, deferred the recognition of related interest income until collected, and provided a reserve of $148,750 for collectibility. Minor payments were made to the trustee in the transaction during 1999. Subsequent to September 30, 1999, the Company received information from their attorneys that the loan may indeed be collectible through a guarantor, and they are aggressively pursuing collection. East West Herbs Ltd. is in the final stages of the sale of an assest, and the proceeds should be sufficient to pay off the loan plus accrued interest.
(b) Pacific Liaisons
During October 1994, a wholly-owned subsidiary of the Company acquired Pacific Liaisons for approximately $1.6 million in common stock. The acquisition has been accounted for using the purchase method of accounting for a business combination and the accompanying statement of operations includes the results of operations of Pacific Liaisons from October 25, 1994. The allocation of the purchase price was based on an independent appraisal of certain assets acquired which include TCM extracts and a licensing agreement. The approximately 2,800 TCM extracts could be sold outright or utilized in various research and development applications using the Company's screening technology. It is the Company's intention to continue to sell/license the extracts to established pharmaceutical and biotechnology companies. Effective October 1, 1995, the Company elected to begin amortizing the cost of the TCM extracts on a straight line basis over a five-year period, which represents the estimated period over which the extracts will be used in the Company's research and development efforts. Amortization expense of the extracts aggregated $155,580 for the years ended September 30, 2000 and 1999, and is included in research and product engineering expense in the accompanying consolidated statements of operations.
Through a licensing agreement with the Institute of Nutrition and Food Hygiene, an institute within the Chinese Academy of Preventive Medicine, the Company has the exclusive right to acquire up to 10,000 additional extracts. The licensing agreement is being amortized over a period of five years commencing in October 1994. Amortization of the license agreement aggregated $192,000 for the year ended September 30, 1999 and is included in research and product engineering expense in the accompanying consolidated statements of operations. As of September 30, 2000, the licensing agreement was fully amortized.

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

(4) Stockholders' Equity (Deficit)

(a) Common Stock Offerings
In January 1998, the Company sold 3,571,429 shares of common stock for $500,000 to BioSignia, Inc. ("BioSignia"). BioSignia also received warrants to purchase an additional 2,871,429 shares of common stock at a price of $520,000. In August 1998, BioSignia exercised its warrants. BioSignia became the major shareholder and has three of its representatives serving on the six member Board of Directors. BioSignia is controlled by T. Colin Campbell, a director of the Company and Chairman and CEO effective January, 2000, and his son, T. Nelson Campbell, a former Vice President of the Company and current director. The Company used the proceeds for working capital and research and development.
During the year ended September 30, 1999, the Company issued 234,305 shares for the conversion of short-term liabilities. In June 2000, the Company issued 1,250,000 shares of Common Stock for $500,000 to BioSignia in exchange for a release of related debt owed to BioSignia by the Company. The transactions have been valued based on the negotiated estimated fair value of the common stock on June 19, 2000 ($.40 per share), the date issued. On that date, the stock traded at a high of $.4688, a low of $.375 and closed at $.4688.

In June 2000, the Company sold 1,250,000 shares of common stock for $500,000 to Flow Master Fund LP (Flow Master) as part of a private placement transaction. The Company also authorized the issue of warrants to purchase an additional 833,333 shares of common stock at a price of $.65 per share as well as warrants to purchase 1,000,000 shares of common stock at a price of $1.00 per share. As of September 30, 2000, all 1,833,333 warrants are outstanding. As of December 31, 2000 all 1,833,333 warrants expired.

(b) Other Transactions
During the years ended September 30, 2000 and 1999, the Company issued 148,600 and 223,717 shares of common stock, respectively, in exchange for services rendered. The transactions have been valued based on the extimated fair value of the common stock on the date issued.
On September 8, 1993, the Company granted a warrant dividend. The Company distributed to each stockholder, excluding one of the Company's founders, one redeemable common stock purchase warrant for each share of the Company's common stock owned, entitling the holder to purchase an additional share of common stock for $3.25 per share. Thise warrants were scheduled to expire on September 7, 2000. On June 19, 2000, the Board of Directors passed a resolution to reduce the strike price of the warrant, entitling the holder to purchase an additional share of common stock for $.50 per share. As of September 30, 2000, a total of 66,688 redeemable warrants have been exercised and zero remain outstanding, as the remainder of the warrants all expired.
On October 12, 1994, the Company granted 375,000 warrants to one of the Company's founders, under similar terms as the Common Stock Purchase warrants noted above. The warrants were originally valued at $500,000. These warrants were originally scheduled to expire on September 7, 1998. The Company extended the expiration of the warrants to September 6, 2000. The warrants are callable at a redemption price of $.05 per warrant, if the Company's common stock trades at $4.75 or higher for 15 consecutive days. As of September 30, 2000 all 375,000 warrants have expired.
Additionally, in connection with certain private placement transactions during fiscal 1996, the Company issued common stock warrants exercisable for an aggregate of 1,883,333 shares of common stock at prices ranging from $3.25 to $4.50 per share and varying other terms and restrictions. As of September 30, 2000 none of these warrants had been exercised and all were outstanding.

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

During fiscal 1999, in connection with certain private placement transactions, the Company issued common stock warrants exercisable for an aggregate of 350,000 shares of common stock at $1.00 per share, expiring on June 1, 2000 and warrants exercisable for an aggregate of 350,000 shares of common stock at $1.20 per share, expiring on June 1, 2001. As of September 30, 2000 all stock warrants exercisable for an aggregate of 350,000 shares of common stock at a $1.00 per share had expired. As of September 30, 2000, those warrants exercisable for an aggregate of 350,000 shares of common stock at $1.20 per share were all outstanding.

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
Changes in the status of options under the Plan are summarized as follows:

	Year Ended September 30,
	2000	1999

Options outstanding at beginning of period	1,090,000	1,222,500
Granted	739,204	-
Forfeited	(697,447)	7,500
Exercised	-	(125,000)

Outstanding at end of period	1,131,757	1,090,000

Number of options at end of period -
Exercisable
	498,421	440,000
Available for grant
	-	-

Average exercise price of options outstanding	$1.04	1.55

Average exercise price of options granted	$-	-

Average exercise price of options forfeited	$1.58	1.08

Average exercise price of options exercisable	$1.04	1.55

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

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
On January 15, 1998, the Company granted to the then Chief Executive Officer, 100,000 shares of stock and options to acquire 800,000 shares at an exercise price of $.22 per share, which represented the estimated fair value of common stock at the close of business on January 14, 1998. The options included various vesting requirements having to do with the Company’s stock price and time served. At September 30, 1999, 100,000 options had been exercised, 50,000 were exercisable and 700,000 were outstanding. Upon the expiration and non-renewal of the Officer’s contract in January 2000, non-vested options totaling 650,000 shares expired.
On January 24, 2000, the Company granted options to acquire 525,000 shares of common stock at an exercise price of $.45 per share, which represented the estimated fair value of common stock at the close of business on January 24, 2000, to the Chief Executive Officer. The options included various vesting requirements having to do with the Company’s stock price and time served. On the date that the closing price of the common stock of the Company is equal to or greater than $1.50 per share for ten consecutive trading days 100,000 Option Shares shall vest. At each date that the stock price equals or exceeds $2.00, $2.50 and $3.00 per share for ten consecutive trading days, an additional 100,000 shares shall vest. As the vesting requirements are contingent upon variable terms, where by the number of shares exercisable are dependent upon the future price of the Company’s stock, the Company will be required to recognize compensation expense in the future for the difference between the quoted market price and the exercise price of the shares. As of September 30, 2000, no options had been exercised, 41,664 were exercisable and 525,000 were outstanding.
On February 1, 2000, the Company granted options to acquire 150,000 shares of common stock at an exercise price of $.45 per share, which represented the estimated fair value of common stock at the close of business on February 1, 2000, to the Chief Financial Officer. The options included vesting requirements having to do with time served. As of September 30, 2000, no options were exercisable and 150,000 were outstanding.
Stock option grants are set at the closing price of the Company’s common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options except as follows: 500,000 of the 800,000 options granted to the then Chief Executive Officer on January 15, 1998 had variable terms whereby the number of shares exercisable were dependent on the future price of the Company’s stock. Consequently, when 100,000 of the shares were exercised in 1999 according to the terms, compensation expense totaling $78,000 was recognized for the difference between the quoted market price and the exercise price of the shares.
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
In order to disclose the pro forma net loss related to the vested options, the fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively: risk-free interest rates of 6.50% and 5.50%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company’s common stock of 155.1% and 101.5% and expected term of the options of 2.4 years and 1 year, respectively.

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting periods. The Company’s pro forma information is as follows :

	September 30,
	1999	1998

Pro forma net loss	$(1,883,409)	(2,036,343)
Pro forma loss per share:
Basic and diluted
	(0.09)	(0.11)

(6) Income Taxes
The income tax effect of temporary differences that gives rise to the deferred tax asset/(liability) as of September 30, 2000 is approximately as follows:

2000

Net operating loss carryforward	$6,901,000
Patents and trademarks	(72,000)
Asset impairments	51,000
Accelerated depreciation	(69,000)

6,811,000
Less - valuation allowance	(6,811,000)

Net deferred tax asset	$-

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

A valuation allowance of $6,811,000 was recorded at September 30, 2000 to offset the related net deferred tax asset due to the uncertainty of realizing the related tax benefit.
At September 30, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $20,296,000 which are available to offset future federal taxable income, if any, and expire 2006 through 2019. For the time period between April 15, 1991 (inception) and September 30, 2000, an ownership change may have occurred. Management has not determined the impact the change of ownership rules will have on the ultimate realizability of the tax benefits associated with the net operating loss carryforwards.

(7) Commitments And Contingency

(a) Lease and Rental Commitments
The Company has entered into noncancellable operating leases for executive offices and laboratory facilities from an entity owned by Cornell University covering approximately 6,000 square feet and expiring in April 2001. Such leases provide for automatic renewals for a one year term. Amounts charged to expense for the years ended September 30, 2000 and 1999 aggregated approximately $87,000 and $90,000, respectively.
(b) Capital Leases
The Company is obligated under a capital lease for equipment that expires in 2001. At September 30, 2000 the gross amount of equipment recorded under the capital lease is as follows:

Equipment	$34,998
Less accumulated depreciation	26,857

$8,141

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

Amortization of assets held under capital leases is included with depreciation expense. Future minimum capital lease payments as of September 30, 2000 are as follows:

2001	$7,470
2002	1,152
2003	480
2004	-

9,102
Less amount representing interest (at 13.1% and 10% per annum)	553

Present value of net minimum capital lease payments	8,549
Less current installments of obligations under capital leases	(7,031)

Obligations under capital leases, excluding current installments	$1,518

(c) Notes Payable
The Company has a note payable related to an insurance policy. The note calls for monthly installments of $3,888, bearing interest at 9.50% per annum. The note is due in June, 2001 and is unsecured. The balance of the note payable at September 30, 2000 was $27,023 and is a current liability.
A suit filed by the Company in April, 1997 against a former officer and director of the Company and related countr claims were dismissed by the court pursuant to a settlement agreement between the parties in early 1998. Under the terms of the settlement, the Company canceled a $56,000 loan made to the former officer and further agreed to pay him $26,000 over sixty monthly installments, with interest at 8.5% per annum. The balance of the note payable at September 30, 2000 was $14,768.
Future minimum payments related to notes payable are as follows:

2001	$32,369
2002	5,806
2003	3,616
2004 and thereafter	-

(d) Advances From Related Party
During fiscal 2000, the Company received advances from BioSignia aggregating $797,350. These advances provide for aditional working capital (see also footnote 4(a). The advances bear interest at a rate of 10% and are due at the earlier of 30 days from the date the advance was granted or upon which date the Company retains capital proceeds of at least $200,000 in the aggregate.
(e) Contingency
During 1993, an action was brought against the Company, a Company Vice President and a shareholder and former employee of the Company. The complaint seeks substantial money damages for alleged misappropriation of proprietary information and unfair competition. The parties have exchanged documents and conducted the depositions of certain key witnesses. Discovery is now complete and a trial has been scheduled to begin March 24, 2001. Management believes that the action is without merit and is vigorously opposing the allegations and that the ultimate resolution of this litigation is not estimable at the present time.

(8) Licensing Arrangements
On January 21, 2000, the Company entered into an agreement with Kubota Corporation (Kubota) of Japan that establishes Kubota as the exclusive marketing and distribution agent for Paracelsian’s Ah-IMMUNOASSAY® Environmental Certification program in Japan. The agreement calls for the Company to receive $150,000 upon acceptance by Kubota based upon achievement of certain milestones related to the acceptance of an evaluation test of the Ah-IMMUNOASSAY® product. In addition, under the license agreement Kubota is also obligated to pay the Company a royalty of 5% of net sales.
On June 15, 2000 the Company delivered an Assessment Plan to Kubota, detailing the Ah-IMMUNOASSAY® Kits functionality. Kubota accepted the Ah- IMMUNOASSAY® Kits in June 2000, and subsequently paid the Company $150,000 which is non-refundable and is recorded as Marketing Rights Revenue in the Consolidated Statement of Operations for the year ended September 30, 2000. Kubota has the right to cancel this agreement with 30 days written notice to the Company within the three year period after the effective date of the agreement. If Kubota chooses to continue the relationship, an additional license fee of $150,000 is due within 30 days of the third anniversary of the agreement. Additionally, beginning in the fourth year of the agreement a minimum monthly royalty of $30,000 has been established.
The Company is presently examining the impact that the implementation of the Securities and Exchange Commission’s Staff Accounting Bulletin 101 will have upon the recognition of revenue associated with the Kubota Agreement. The provisions of this Bulletin must be implemented by the fourth quarter of fiscal 2001.

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

Seven individuals serve as directors, with two elected to serve a two year term until the Annual Meeting of Shareholders in 2002 ("Class I Directors"), three elected to serve a two year term until the Annual Meeting of Shareholders in 2003 ("Class II Directors"), and two elected to serve a one year term until the Annual Meeting of Shareholders in the year 2001 ("Class III Directors"), or until their successors are elected and qualified.

Listed below are the names of the Class I Directors, together with their ages at December 31, 2000, and their principal occupations during the past five years.

Name and Age		Principal Occupation Over Last Five Years

T. Nelson Campbell	36

Chairman, BioSignia, Inc. Chapel Hill, North Carolina since 1996; prior to that, Vice President, Paracelsian, Inc. from 1995 to 1996; prior to that, President, Pacific Liaisons, Ithaca, NY (until its merger into Paracelsian in 1995).

Hira Gurtoo	62	President, Professional Financial Advisers, Inc., Amherst, New Yorksince 1992; Cancer Research Scientist, Roswell Park Cancer Institute, Buffalo, New York until February 1998.

Listed below are the names of the Class II Directors, together with their ages at December 31, 2000, and their principal occupations during the past five years.

Name and Age		Principal Occupation Over Last Five Years

Lianping He	53

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

Thomas D. Livingston	48	President and Co-founder, TLC Management Corp. since 1992; Chief Financial Officer, Biosignia, Inc. Chapel Hill, North Carolina since 1997.
Dr. Mac Shaibe	67	Chairman of the ReGenesis Foundation and President and Chief Executive Officer of Technology Transfer International.

Listed below are the names of the Class III Directors, together with their ages at December 31, 2000, and their principal occupations during the past five years.

Name and Age		Principal Occupation Over Last Five Years

T. Colin Campbell	66

Jacob Gould Schurman Professor of Nutritional Sciences, Cornell University, Ithaca. NY; Founder and Director, Pacific Health Laboratories (Nasdaq Symbol PHLI) since 1995; Founder and Director, Biosignia, Inc., Chapel Hill, North Carolina.

Noriyoshi Inoue	53

Consultant; prior to that, Deputy General Manager and International Marketing Manager, Kubota Corporation, New York, NY since 1997; prior to that, International Business Manager and General Manager of Export Department, Tokyo, Japan.

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

ITEM 10. EXECUTIVE COMPENSATION

The cash and cash equivalent compensation paid by the Corporation during the fiscal year ended September 30, 1999 to its chief executive officer is as follows:

	Annual Compensation					Long Term Compensation
					Awards		Payouts
				Other	Restricted
		Salary	Bonus	Annual Stock Compensation	Option/ Awards	LTIP/SARS	All Other Payouts	Compensation
Name and Position	Year	($)	($)	($)(1)	($)	(#)	(#)	($)

Dr. T. Colin Campbell President and CEO	2000	0	-0-	-0-	-0-	525,000	-0-	-0-

The following table contains information with respect to stock options to purchase shares of the Common Stock held by the chief executive office during 2000.

Aggregated Options Exercises in 2000 and September 30, 2000, Options Values
	SharesAcquired on Exercise (#)	ValueRealized ($)	Number of Unexercised Options at September 30, 2000 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at September 30, 2000(1) Exercisable/Unexercisable

Dr. T. Colin Campbell	0	-0-	41,664 / 483,336	($4,425) / ($51,330)

((1) Value represents the difference between the fair market value and the exercise price for the unexercised options at September 30, 2000.

Employment Agreement

The Corporation entered into an employment contract with Dr. T. Colin Campbell (the "Officer") to be President and Chief Executive Officer of the Corporation as of January 24, 2000 (the "Agreement"). The initial employment term under the Agreement is for one year. On each anniversary of the effective date of the Agreement, the term of the Agreement shall automatically be extended for an additional one year period beyond the then effective expiration date unless written notice from the Corporation or the Officer is received 45 days prior to the anniversary date advising the other that the Agreement shall not be further extended. In addition, the Officer has the option to terminate the Agreement upon sixty days' written notice to the Corporation. Under the Agreement, the Officer receives an annual cash salary, with annual adjustments and discretionary bonuses as determined by the Board. The Officer's compensation pursuant to the Agreement for 2000 is $183,750 and he is eligible for a bonus of up to $50,000. On January 24, 2002, if the officer has been in continuous service with the Company as its Chief Executive Officer, then a total of 125,000 Option shares of Common Stock shall vest. As of September 20, 2000 41,664 had vested. Also, under the Agreement further options were also granted to acquire an additional 400,000 shares provided certain performance criteria are satisfied. Under the Agreement, the Officer is entitled to all fringe benefits, which are generally provided by the Corporation for its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the Corporation's knowledge, as of November 14, 2000 listed below are the only shareholders of the Corporation that owned more than five percent of the Shares. The following table sets forth certain information as to these shareholders:

Name of Shareholder	Shares Currently Beneficially Owned	Percent of Shares Beneficially Owned(2)

BioSignia, Inc 100 Europa Drive, Suite 599 Chapel Hill, NC 27514	6,913,565 (1)	29.43%

T. Colin Campbell 100 Europa Drive, Suite 599 Chapel Hill, NC 27514	6,978,126 (1)	29.71%

T. Nelson Campbell 100 Europa Drive, Suite 599 Chapel Hill, NC 27514	7,270,432 (1)	30.95%

The Travelers Insurance Company 205 Columbus Boulevard Hartford, CT 06183	1,390,000	6.72%

(1) Dr. Campbell and Mr. Campbell are the principal shareholders of BioSignia and their total shares beneficially owned include the Shares owned by BioSignia.

(2) The calculation of the percentage of class beneficially owned is based on the 23,490,849 Shares which were issued and outstanding at November 14, 2000.

The following table shows, as of November 14, 2000, the number of Shares owned by each director and by all directors and principal officers of the Corporation as a group. The address of each of the named individuals below is c/o Paracelsian, Inc., 222 Langmuir Laboratories, Cornell Technology Park, Ithaca, New York 14850.

Name of Beneficial Owner	Shares Currently Beneficially Owned(1)	Percent of Shares Beneficially Owned(2)

T. Colin Campbell	6,965,999	29.65%
T. Nelson Campbell	7,253,610	30.88%
Hira Gurtoo	49,463	*
Lianping He	18,759	*
NoriYoshi Inoue	7,999	*
Thomas D. Livingston	255,295	1.09%
Mac Shaibe	9,713	*

All Directors and Principal Officers as a group (7persons)	7,638,273	32.52%

* Denotes beneficial ownership of less than one percent of the Shares.

((1) To the Corporations's knowledge, each person has sole voting and investment power over the Shares shown as beneficially owned by such person, except for the following shares which the individual indicates that they share voting and/or investment power: Dr. Colin Campbell – 6,978,126 Shares; Mr. Nelson Campbell – 7,270,432 Shares; and directors and principal officers as a group – 7,709,866 shares. Dr. Campbell and Mr. Campbell are the principal shareholders of BioSignia, Inc. and their total shares beneficially owned include the Shares owned by BioSignia, Inc.

(2) The calculation of the percentage of class beneficially owned is based on the 23,490,849 Shares which were issued and outstanding at November 14, 2000 plus the number of Shares capable of being issued to that individual (if any) and to directors and principal officers as a group within 60 days of the voting record date upon the exercise of stock options held by each of them (if any) and by the group, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8- K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARACELSIAN, INC.	Date:	February 6, 2001
By:/s/ T. COLIN CAMPBELL
-------------------------------------
T. Colin Campbell President and Chief Executive Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. COLIN CAMPBELL ------------------------------------- T. Colin Campbell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2001

/s/ GARY G. CHABOT ------------------------------------- Gary G. Chabot	Chief Financial Officer (Principal Financial and Accounting Officer)	February 6, 2001

/s/ NELSON CAMPBELL ------------------------------------- T. Nelson Campbell	Director	February 6, 2001

/s/ HIRA GURTOO ------------------------------------- Hira Gurtoo	Director	February 6, 2001

/s/ LIANPING HE ------------------------------------- Lianping He	Director	February 6, 2001

/s/ NORIYOSHI INOUE ------------------------------------- NoriYoshi Inoue	Director	February 6, 2001

/s/ THOMAS D. LIVINGSTON ------------------------------------- Thomas D. Livingston.	Director	February 6, 2001

/s/ MAC SHAIBE ------------------------------------- Mac Shaibe	Director	February 6, 2001