Form 10-Q
period 2000-12-31
PARACELSIAN INC /DE/
filed 2001-02-20
CIK 882362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549FORM. 10-QSB

[ X ] QUARTERLY REPORTS UNDER SECTION 13OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934FOR THE QUARTERLY PERIOD ENDED December 31, 2000.

OR

[ ] QUARTERLY REPORTS UNDER SECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934FOR THE TRANSITION PERIOD FROM ____________ TO ______________.

Commission File No. 0-19844

-----------

PARACELSIAN, INC.

------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Delaware	16-1399565
-----------	--------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222Langmuir Laboratories, Cornell Technology Park, Ithaca, New York	14850
--------------------------------------------------------------------	--------------------
(Address of principal executive offices)	Zip Code

Issuer's telephone number: (607) 257-4224-----------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by section 13or 15(d) of the Securities Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90days.

Yes [X] No [ ]

There were 23,490,849shares of Common Stock outstanding at February 1, 2001

(Page 1)
Paracelsian, Inc. and Subsidiary Index
Page
PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of December 31, 2000(Unaudited)	3

Consolidated Statements of Operations for the three months ended December 31, 2000and 1999and the cumulative period from inception to December 31, 2000(Unaudited)	4

Consolidated Statements of Cash Flows for the three months ended December 31, 2000and 1999and the cumulative period from inception to December 31, 2000(Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	7

Item. 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II — OTHER INFORMATION

Item 1— Legal Proceedings	12

Item 6— Exhibits and Reports of Form 8-K	12

Signatures	13

(Page 2)

Paracelsian, Inc. and Subsidiary

(A Development Stage Company) Consolidated Balance Sheet December 31, 2000(Unaudited)
December 31, 2000
Assets
Current Assets:
Cash and cash equivalents	$35,027
Inventory	-
Prepaid expenses	78,868
Other current assets	11,961
Total current assets	125,856

Equipment, net	124,658
Interest Receivable	36,698
Note Receivable	148,750
Other Assets:
TCM extracts on-hand	-
Patents and trademarks, net	209,079
519,185
Liabilities and Stockholders’ Equity (Deficit)	$645,042
Current Liabilities:
Accounts payable	$415,715
Accrued expenses	469,113
Current portion of capital lease obligation	3,045
Current portion of notes payable	78,567
Advances from related party	191,877

Total current liabilities	1,158,317

Long-term Liabilities:
Long-term portion of capital lease obligation	1,264
Long-term portion of notes payable	8,015
Total current and long-term liabilities	1,167,596

Stockholders’ Equity (Deficit)
Common Stock, $.01par value; 35,000,000shares authorized;
23,490,849shares outstanding	234,904
Additional paid-in-capital	25,404,381
Deficit accumulated during the development stage	(24,819,325)
Treasury stock, at cost; 265,478shares	(1,342,515)
Total stockholders' equity (deficit)	(522,555)
$645,041
See accompanying notes to consolidated financial statements.
			(Page 3)

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)
Consolidated Statements of Operations
For the three months ended December 31, 2000and 1999,
And the cumulative period from inception to December 31, 2000(Unaudited)

	Three Months Ended December 31,		Cumulative Period from Inception to December 31,

Revenues	2000	1999	2000

Marketing rights	$63,255	50,389	914,927
Products	4,198	1,138	256,216
Product testing	-	25,520	162,377
Product royalties	-	-	1,246
Subscription revenue	-	-	31,625

Total Revenues	67,453	77,047	1,366,391

Operating expenses:
Research and product engineering	122,945	154,003	9,304,976
General and administrative	257,646	298,582	14,724,813
Product launch costs	-	-	300,544
Cost of products sold	1,395	-	268,107

Total operating expenses	381,986	452,585	24,598,440

Loss from operations during the development stage	$(314,533)	(375,538)	(23,232,049)

Interest income (expenses), net	(186)	16,312	502,236
Gain on sale of assets	-	-	38,488

Net loss during the development stage	(314,719)	(359,226)	(22,691,325)

Net loss per weighted average share of Common stock - basic and diluted	$(0.01)	(0.02)

Weighted average number of shares outstanding - basic and diluted	22,060,316	19,797,522

See accompanying notes to consolidated financial statements
(Page 4)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
For the three months ended December 31, 2000and 1999,
And the cumulative period from inception to December 31, 2000(Unaudited)

	Three Months Ended December 31,		Cumulative Period from Inception to December 31,

Cash flows from operating activities:	2000	1999	2000

Net loss	$(314,719)	(359,226)	(22,691,325)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on the sale of assets	-	-	(6,968)
Non-cash compensation expense	-	15,000	1,475,301
Other non-cash expenses	-	-	2,071,985
Depreciation and amortization	20,774	59,325	2,368,119
Changes in assets and liabilities
Interest receivable	(9,845)	-	(36,698)
Inventories	926	-	-
Prepaid expenses and other current assets	(47,530)	(2,474)	(90,829)
Accounts payable	53,465	118,979	415,714
Deferred revenue	-	-	-
Accrued expenses	71,369	(107,669)	469,114

Net cash used in operating activities	(225,560)	(276,065)	(16,025,588)

Cash flows from investing activities:
Purchase of equipment	(3,805)	-	(741,671)
Proceeds from sale of equipment	-	-	26,968
Acquisition of licensed technology	-	-	(53,656)
Acquisition of patents and trademarks	(3,282)	(1,998)	(496,454)
Acquisition of New Century Nutrition newsletter	-	-	(350,000)
Acquisition of option for East West Herbs, Ltd. and related acquisition costs	-	-	(92,866)
Loan to East West Herbs, Ltd.	-	-	(340,000)
Proceeds from East West Herbs, Ltd.	-	-	42,500

Net cash used in investing activities	(7,087)	(1,998)	(2,005,179)

			(page 5)

Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs	-	-	5,124,014
Sale of common and preferred stock, net of costs	-	-	11,776,088
Proceeds from the sale of common stock	-	-	500,000
Proceeds from the exercise of warrants	-	-	1,219,640
Proceeds from the exercise of options	-	-	68,900
Termination of warrants
Purchase of treasury stock	-	-	(1,342,515)
Cost of warrant dividend	-	-	(63,102)
Increase in capital lease obligation and notes payable	-	-	115,868
Payment on capital lease obligation	(4,240)	(7,515)	(26,903)
Proceeds from advances from related party	-	220,638	797,350
Payments on advances from related party	-	-	(105,473)
(Decrease) increase in notes payable	44,791	-	1,927

Net cash provided by financing activities	40,551	213,123	18,065,794

Net increase (decrease) in cash and cash equivalents	$(192,096)	(64,940)	35,027
Cash and cash equivalents, beginning of period	227,123	72,754	-

Cash and cash equivalents, end of period	35,027	7,814	35,027

Supplemental disclosures:
Cash paid during the period for interest	$11,174	1,585	92,488

Supplemental disclosure of non-cash investing & financing activities:
Fair value of assets acquired, net of cash acquired	$-	-	1,733,212
Less – liabilities assumed	-	-	83,212
Less – issuance of common stock	-	-	1,644,000
Net cash paid	-	-	6,000
Warrant dividend			500,000
Issuance of common stock/warrants for services and to reduce short-term liabilities	-	-	1,455,432
Purchase of equipment	-	-	90,950
Issuance of common stock for licensing and Technology rights	-	-	89,850
	$-	-	3,338
See accompanying notes to consolidated financial statements
(Page 6)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

(Unaudited)

1. BASIS OF PRESENTATION:

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position and results of operations for Paracelsian, Inc. and its consolidated subsidiary. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such regulations. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

The SAS # 71review has not been completed prior to the filing of the Form 10-QSB for the three months ended December 31, 2000. Due to the time constraints of the late filing of the 10-KSB for the twelve months ended September 30, 2000we were not able to obtain a review prior to the 10-QSB filing date.

2. ORGANIZATION, BUSINESS, AND RISK FACTORS:

Organization and Business

Paracelsian is a development stage company, which develops and applies bioassays to monitor environmental toxins, to determine the quality of herbal products, and to identify therapeutic compounds from herbal sources (www.paracelsian.com).

The Company has developed a highly sensitive, user friendly, cost effective testing system for the detection and quantification of highly toxic environmental chemicals generally known as dioxin and dioxin-like compounds. It is called the Ah-IMMUNOASSAY® Kit (AH-1Method).

Since the discovery of the dioxin compounds, during the late 1950’s, extensive research has been undertaken into their chemical and biological properties. And as more information becomes available, it is now clear that the original and narrowly defined group of ‘dioxins’ is becoming more expansive to include many other highly toxic, chemically similar compounds.

Dioxin, although singular in name, is actually comprised of at least 17chemical variants or congeners of a larger dioxin family. These chemicals are highly toxic, with the most active congener (TCDD) being the most toxic chemical ever discovered. The number of chemicals with dioxin-like activity is even much larger still than the 17original polychlorodibenzo-p-dioxin (PCDD) families, such as the polychlorodibenzofurans (PCDF), the polychlorinated biphenyls (PCBs), the polybrominated biphenyls (PBBs), the polycyclic aromatic hydrocarbons (PAHs), the heterocyclic amines (HAs), among others.

Probably no other group of chemicals has invoked more public health concern and received more media attention than these dioxin and dioxin-like substances, both because of their widespread distribution and their capability for serious toxicity (e.g., cancer, birth defects, diabetes, hormone disruption, immunologic dysfunction, etc.). The Environmental Protection Agency (EPA) of the United States has concluded, for example, that more than 100of these dioxins and dioxin-like chemicals are likely human carcinogens.

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

(Page 7)

Investigating the distribution and toxicities of these chemicals has been challenging, both because of the ever-growing number of chemicals with dioxin-like activity and the difficulty of predicting toxicities. Because of these complexities, analysis of these chemicals has been very expensive, with the results being difficult to interpret.

More recently, simpler analytical methods have been developed, such as the AH-1Method, based on the use of biologically based concepts. Dioxins and dioxin-like chemicals (also called ligands), enter the cell and bind to a protein in the cytoplasm called Ah receptor (AhR), thus giving a ligand-AhR complex. This complex, by dropping and adding some smaller proteins (e.g., AhR translocator or ARNT, hsp-90protein) is said to be ‘transformed’, thus enabling it to enter the nucleus to bind to a specific ‘dioxin receptor element’ (or enhancer) (DRE) of DNA. This interaction with DNA occurs ‘upstream’ of genes which then are activated to produce certain enzymes, some of which are highly correlated with the subsequent toxicity.

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

Dioxin is a toxic chemical group of widespread public health concern, and more information is needed, especially on the distribution of this material in the environment. More survey data are needed not only to identify potential ‘hot spots’ but also to allay unwarranted concerns. Until now, such survey work has been prohibitively expensive, but with the introduction of simpler and much more cost effective bioassay methods, such as the AH-1Method, it is now possible to gather far more information in order to make wiser decisions.

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

(Page 8)

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $315,000for the three months ended December 31, 2000and had a working capital deficit of approximately $1,032,000at December 31, 2000. Operating expenses decreased by $71,000(16%) as a result of decreases in a variety of expense categories, as part of the company's program to control costs. Management believes that revenues from the sale of Ah-IMMUNOASSAY® Kits will accelerate throughout the coming year and that the Company will achieve positive cash flow from operations during 2001. Until such revenues are realized on a sustained basis, the Company will require additional capital to meet its obligations and continue operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three months ended December 31, 2000as compared to the
Three months ended December 31, 1999

As a development stage enterprise, the Company, since inception, has been primarily engaged in research, product engineering, and capital formation. As such, the Company has not generated significant revenues to date on a recurring basis.

The Company signed a final Licensing Agreement on January 21, 2000with Kubota Corporation for the sale of Paracelsian’s Ah-IMMUNOASSAY® in the Japanese market and began manufacturing and selling kits to Kubota. This 'bioassay' based kit is rugged, user-friendly, portable, analytically sensitive, and low cost when compared with existing methodology. The agreement with Kubota will provide revenues from the sale of kits and royalties.

On June 15, 2000The Company announced that in accordance with the License Agreement, Kubota agreed to pay the $150,000License Fee. This payment signifies Kubota's acceptance of the Ah-IMMUNOASSAY® Kit. Kubota and Paracelsian will now focus their efforts to market, sell and distribute the kit throughout Japan. On June 17, 2000Kubota placed an initial order for 120Ah-IMMUNOASSAY® Kits, and have placed monthly orders since June 2000.

On November 2, 2000the EPA held an open meeting for public comments on the Dioxin Reassessment Report. Approximately 50people from around the US were scheduled to present their comments to the Science Advisory Board Dioxin Reassessment Review Committee. Dr. T Colin Campbell, President & CEO of Paracelsian, reported to the committee his concerns about including in the report all of the dioxin and dioxin-like chemicals because of their capability for serious toxicity.

(Page 9)

On December 7, 2000the Company entered into a Strategic Partnership Agreement with Triangle Laboratories, Inc., based in the Research Triangle Park in North Carolina. Triangle Laboratories is a recognized world leader in High Resolution Mass Spectrometry and dioxin testing. They were formed in 1984, and are still led by the founding scientists. Triangle provides a wide range of testing services to a broad customer base, specializing in the most demanding testing, such as dioxins and related compounds. The Agreement contemplates a unified system wherein the Company’s AH-1Method can be used by customers to screen large numbers of samples in a user-friendly manner and on a cost effective basis. Samples that are positive can then be assessed with the Triangle high-resolution gas chromatography/high resolution mass spectrometry assay system at the highest possible level of accuracy. The Partnership provides the basis for a more comprehensive agreement between the parties for the development and worldwide co-marketing of the multi-tiered testing system. The Companies specifically anticipate collaboration to make their combined capabilities available in the emerging Asian environmental markets, including China and Vietnam.

The Company is projecting revenues from the sale of Ah-IMMUNOASSAY® Kits and testing services to be in excess of $1,000,000(unaudited), for the year 2001. On January 18, 2001the Company announced that Ernest A. Knesel agreed to join the Company’s Sales and Marketing team. Mr. Knesel brings with him a long history of entrepreneurial involvement. He is best known as a founder of Biomedical Reference Laboratories, Inc. and Roche Biomedical Laboratories, Inc. Mr. Knesel joins NoriYoshi Inoue, Andrew Jolin and Dr. Thomas Knudsen, Paracelsian’s Director — Science Program on the team. Mr. Inoue and Mr. Jolin have been largely responsible for the Company’s expanding relationship with Kubota Corporation of Japan, for generating additional sales and key contacts. Mr. Knesel will lead the efforts of this team to implement an aggressive strategy for generating additional revenue from the sale of Ah-IMMUNOASSAY® kits and testing services. Also participating on the team is Dr. J. Ronald Hass, President and CEO of Triangle Laboratories. Led by Dr. Hass, Triangle Laboratories has agreed to collaborate with the Company in the development of a presentation that joins the Company’s Ah-IMMUNOASSAY® with the high resolution gas chromatography/high resolution mass spectrometry testing capability of Triangle Laboratories. Now that the Company has developed Ah-IMMUNOASSAY® into a very competitive and marketable product, this team has begun an aggressive and focused international rollout of this product, working towards developing a sustainable stream of revenues.

The Ah-IMMUNOASSAY® Kits are continuing to be sold to the Kubota Corporation for the sale and distribution of the Ah-IMMUNOASSAY® in Japan. Kits have also been sold to Cypress Diagnostics in Belgium for the testing of animal feed. The University of Liege in Belgium has purchased kits for animal serum and tissue screening. SGS Agrilab in Antwerp, Belgium is the world’s largest inspection organization with 340laboratories worldwide. SGS is waiting for the University of Liege screening results, and predicts a large market in Belgium. The Danish and Veterinary and Food Administration have purchased kits for the testing of fish, milk and fat. MCS Diagnostics is testing our kit for use in the German milk program. Dynex Technologies is using the kit for animal feed, food and environmental samples in the Czech and Slovak Republics. KNJ Engineering is using the kit with one of their customers, LG Chemical of Korea. KNJ sells dioxin-sampling equipment to incinerators and other applications in Korea. The Company has also begun discussions with Marubeni for exclusive distribution in Korea. Solutia has purchased the kit for testing organic material, and Scientific Supply Company purchased the kit for soil, milk powder and feed samples. Sales have also been made to Bristol Myers Squibb and Lockheed Martin. In February 2001, the Company will be meeting with the Vietnamese Ministry of Science, Technology and Environment (MOSTE) to discuss utilizing the Company’s kits to screen the large number of soil, food and other samples that have shown high residual dioxin levels in Vietnam because of Agent Orange. Just recently Company representatives initiated discussions for sales of the Kit with two large corporations — Kodak and General Electric.

Additionally, the Company has a note receivable outstanding, including accrued interest, with a face amount of $386,853($175,603net of allowance). The Company is continuing its efforts to collect the entire amount of this receivable. The Company also has an inventory of Andrographis paniculata that it is attempting to sell through its Internet sites (www.newcenturynutrition.com and www.paracelsian.com). Andrographis is an annual plant that grows in much of Asia. Modern research has examined the effect of Andrographis on various viral infections and general immunological functions, and the research has indicated very promising results. Because this inventory has been slow moving, the Company has written it off completely. However, the Company will continue with its efforts to sell this inventory. If it is successful in its efforts, the retail value could approximate $400,000.

(Page 10)

The Company’s plan is to continue to advance the Ah-IMMUNOASSAY® technology so as to be the premier screening and monitoring methodology within the worldwide marketplace. To fund certain of its continual development expenses the Company, in January 2001, received an initial approval for a grant from the New York State Energy Research and Development Authority which could result in funding up to $180,000(unaudited). In addition, Kubota Corporation has indicated a willingness to contribute $150,000(unaudited) to the Company for further enhancements to the Ah-IMMUNOASSAY®.

Management is also aggressively seeking an investment of at least $1,000,000to strengthen its working capital position, and active discussions with a number of interested parties are continuing. Current monthly cash requirements in order to sustain meaningful operations are approximately $100,000, and management fully expects to meet its financial obligations as described above.

The actions described above represent the Company’s plans to generate cash flow, thereby enabling the Company to continue to operate as a going concern. There is no assurance that these efforts will be successful.

Results of Operations

The Company’s net loss for the first quarter of fiscal 2001was approximately $315,000compared to $453,000in the first quarter of fiscal 2000. Revenues for the three-month period were $67,000in 2000as compared to $77,000in 1999. Operating expenses for the three-month period were approximately $382,000compared to $453,000for the first fiscal quarter of the prior year. The decrease of $71,000is due to a decrease in a number of expense categories. The management team is continuing to operate with modest staff levels and has been focusing on continuing to optimize the use of its resources, increasing its customer base and generating revenues.

Liquidity & Capital Resources

As of December 31, 2000, the Company had cash of $35,000and a net working capital deficit of $1,032,000. Management believes that it can continue to raise additional capital through private placements, to support its operations until such time as the revenue stream is sufficient to realize positive cash flow in 2001. Management believes that the additional financing coupled with its expected revenues from the Ah-IMMUNOASSAY® and the sale of its inventory of Andrographolide will enable the Company to further improve its operating efficiency and to continue its operations into the future.

Management and The Board

The management of the Company will be focusing their efforts on bringing the Company products and services to market in a timely manner, producing ongoing revenues and controlling expenses.

Short Term Advances

BioSignia, Inc., the Company’s largest shareholder, has advanced interim funds to the Company for working capital purposes. The Company agreed to repay the funds, together with interest at an annual rate of 10%, at the earlier of 30days from the date of the advance or the receipt by the Company of proceeds from the sale of stock. On June 19, 2000, the Board of Directors agreed to accept BioSignia's offer to convert $500,000of debt into common stock of Paracelsian at $.40per share. Through December 31, 2000, the principal portion of advances from BioSignia aggregated $191,877.

Patents

The United State Patent & Trademark Office in October 2000issued to the Company Patent # 6,127,136for the detection of dioxin-like compounds. This patent relates to new, approved and user-friendly methods of detecting dioxin-like compounds by detecting the transformed Ah receptor. This patent gives the Company the protection it needs to continue to strengthen its presence in the worldwide dioxin detection marketplace. In November 2000the United States Patent & Trademark Office issued to the Company Patent # 6,140,063, in vitro screening assay for the identification of compounds that inhibit destruction of cells due to viral infection. This patent represents a potential new screening pathway for anti-viral compounds.

(Page 11)

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Hadyk, et al. V. John G. Babish, et al.

On February 14, 2001the Hadyk, et al. V. John G. Babish, et al. case that was commenced in the New York State Supreme Court (Onondaga County) in June 1993by certain persons against the Company was dismissed.

This case was commenced by certain person, individually and doing business as In Vitro Bioanalytic Systems, against the Company, Dr. John G. Babish, a former officer and director of the Company, and Edward Heslop, a founding shareholder of the Company, primarily as an action for money damages and injunctive relief against the Company for alleged misappropriation of proprietary information and unfair competition. The plaintiffs alleged, among other things, that in 1990, prior to the Company’s incorporation, a partnership had been formed with Messrs. Babish and Heslop to commercialize products that the Company was developing. Damages, an accounting and an injunction were being sought against the Company. By decision dated September 14, 1994, the Court dismissed certain of the plaintiffs’ claims against the Company while permitting a claim alleging unfair competition to proceed. Discovery had been temporarily stayed pending resolution of a motion for summary judgment brought by certain of the Company’s co-defendants. That motion was successfully and fully resolved, and the Court, on February 14, 2001, ruled in favor of the Company. The Court not only exonerated the Company of any wrongdoing, but also reflected the plaintiffs’ fundamental premise that they had a property interest in the technology at issue in this case.

Item 6(a)        Exhibits

                         None

Item 6(b)        Reports on Form 8-K

                         None

(Page 12)

SIGNATURES

     In accordance with Section 13or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date February 19, 2000

PARACELSIAN, INC.

                                                                                                  By:/s/ T. COLIN CAMPBELL
                                                                                                  -------------------------------------
                                                                                                 T. Colin Campbell
                                                                                                 President,
                                                                                                 Chief Executive Officer

                                                                                                By/s/ GARY G. CHABOT
                                                                                                 ---------------------------------
                                                                                                 Gary G. Chabot
                                                                                                 Principal Accounting Officer

(Page 13)