Form 10-K/A
period 2000-09-30
PARACELSIAN INC /DE/
filed 2001-03-14
CIK 882362

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

In 1994, the Company purchased Pacific Liaisons. Pacific Liaison brought to Paracelsian a close working relationship with health and research authorities. Pacific Liaison also contributed to Paracelsian a library of 2,764 Traditional Chinese Medicine (TCM) herbal extracts, and access to Chinese medical and herbal databases which contained clinical and research data on the known functions, active compounds, and mechanisms of action for each of the 2,764 herbal extracts.

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

The Company is selling its inventory of Andrographis Paniculata through the website. Andrographis is an annual plant that grows in much of Asia and has been used for centuries in India, China, Sri Lanka, and Indonesia. The herb is traditionally used to fight some viral infections and the associated symptoms, including fever, diarrhea, cough, and gastrointestinal problems. Modern research has been conducted over the past three decades, and much of this research has returned very promising results, supporting the traditional use of Andrographis over the past several hundred years.

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

The Company began to focus on the Japanese market for the following reasons: (1) Japan has a widely recognized dioxin pollution problem largely due to the greater use of waste incinerators for which the government has begun to enforce emission requirements, (2) Incinerators that do not meet government emission requirements are being shut down, causing disruption in many industries and, (3) The Japanese government has not yet imposed standards and types of tests to be used in monitoring pollution discharge and, as a result, companies are more open to new technologies which save money.

On January 21, 2000, Paracelsian, Inc. and Kubota Corporation signed a License Agreement whereby Kubota will commercialize Paracelsian’s AH-1 Method in Japan. This agreement will provide both license fees ($150,000) and royalties. Kubota, a company with approximately $9 billion of revenue, is a leader in the control and resolution of environmental contamination problems in Japan. They have subsidiaries and affiliates that manufacture and/or market Kubota products in more than 130 countries. On June 1, 2000, as part of the License Agreement, Paracelsian delivered an Assessment Plan to Kubota Corp., detailing the Kits functionality. Kubota reviewed and evaluated the Assessment Plan, and accepted the AH-1 Method. Kubota’s acceptance of the Assessment Plan, the Kit and our methodology is a milestone for Paracelsian. Kubota and Paracelsian are now focusing their efforts to market, sell and distribute the Kit throughout Japan. The present market for dioxin testing in Japan is $400 to $600 million yearly and the Japanese estimate that Paracelsian has the potential to capture 25% of that market over the next five years

In May 2000, major newspapers across the USA reported that a draft Dioxin Reassessment Report by the Environmental Protection Agency(EPA) concluded for the first time that a large number dioxin-like compounds are "human carcinogens." This assessment, along with the numerous reports of many other serious ailments resulting from exposure to these chemicals, make this class of chemicals perhaps the most significant toxicity problem known in the world today.

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

On December 7, 2000 the Company entered into a Strategic Partnership Agreement with Triangle Laboratories, Inc., based in the Research Triangle Park in North Carolina. Triangle Laboratories is a recognized world leader in High Resolution Mass Spectrometry and dioxin testing. They were formed in 1984, and are still led by the founding scientists. Triangle provides a wide range of testing services to a broad customer base, specializing in the most demanding testing, such as dioxins and related compounds. The Agreement contemplates a unified system wherein the Company’s AH-1 Method can be used by customers to screen large numbers of samples in a user friendly manner and on a cost effective basis. Samples that are positive can then be assessed with the Triangle high resolution gas chromatography/high resolution mass spectrometry assay system at the highest possible level of accuracy. The Partnership provides the basis for a more comprehensive agreement between the parties for the development and worldwide co-marketing of the multi-tiered testing system. The Companies specifically anticipate collaboration to make their combined capabilities available in the emerging Asian environmental markets, including China and Vietnam.

The Company also has received inquiries on, or has provided demonstration of the AH-1 Method to several other countries around the world, including China, Thailand, Vietnam, South Korea, The Czech Republic, The Netherlands, Belgium, Israel, Canada and Germany; similar initiatives have also developed in the USA. A proposal also has been made to the U.S. State Department that they make use of the AH-1 Method in their proposed joint study with Vietnam on dioxin contamination caused by Agent Orange.

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

The Paracelsian product is the first receptor based system that works in a simple-to-use and cost effective form. Compared to the products of the closest competitors, the AH-1 Method is more user friendly, provides much faster turnaround time, is more cost-effective, requires less technical skills and sophisticated laboratory facilities, and is more meaningful of toxicological risk assessment because of its theoretical basis. The beauty of our system is its taking advantage of the observation that these chemicals travel through a common pathway in the cell according to their concentration and their relative toxicity. The AH-1 Method measures the central event in this pathway, one which shows the extent of activation of the receptor involved in the initiation of the myriad toxic events. That is, measurement of the central event is more meaningful than, say, measurement of a downstream outcome event which represents only one of many such events possibly involved in toxicological outcomes.

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

Dependence on a Key Distributor and Certain Industries

The Company has entered into an Agreement with the Kubota Corporation for the sale of the Company’s AH-1 Method in the Japanese market. The Licensing Agreement provides the Company with licensing fees and a royalty on sales in the Japanese market. In return, the Company provides Kubota with an exclusive license to manufacture and distribute the AH-1 Method in Japan. Future revenues from these licensing fees and royalties are dependent on market receptivity of the AH-1 Method. As with any new product, acceptance is not guaranteed, and future earnings could be negatively impacted.

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

On July 20,1999 the Company signed a Development Agreement with Kubota Corporation to further develop The Company’s patented AH-1 Method for use in the monitoring of municipal waste incinerators in Japan. The Company signed a final Licensing Agreement with the Kubota Corporation on January 18, 2000 for the sale of the Company’s AH-1 Method in the Japanese market. On June 1, 2000, as part of the License Agreement, Paracelsian delivered an Assessment Plan to Kubota, detailing the Kits functionality. Kubota reviewed and evaluated the Assessment Plan, and paid the License Fee of $150,000. The payment signifies Kubota’s acceptance of the AH-1 Method. In return, the Company provides Kubota with an exclusive license to manufacture and distribute the AH-1 Method in Japan. Through September 30, 2000, Kubota has purchased 180 kits (for 3,600 tests) for distribution in Japan. Kubota has also agreed to pay for additional research and development work that will increase the worth of the AH-1 Method by refining sample preparation procedures along with a component of the manufacturing process.

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

In April 2000 the Company signed a Letter of Intent with Beijing Health-Way Management Company in China to construct a manufacturing plant for the production of low-cost, user friendly assay kits for the analysis of dioxins and dioxin-like chemicals to strengthen our ability to penetrate markets in Asia and Europe. The Letter of Intent is a significant step in Paracelsian’s strategy to establish low cost manufacturing capability in China that is sufficient for meeting potential worldwide demand.

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

The Company received an equity investment of $500,000 (1,250,000 shares of common stock) in a private placement transaction on August 10, 2000. In addition to the sale of common stock, the Company issued warrants that could result in additional investment of $1.5 million by December 31, 2000. The warrants expired on December 31, 2000, and no warrants were exercised.

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

On December 7, 2000 the Company entered in a Strategic Partnership Agreement with Triangle Laboratories, Inc., based in Research Triangle Park in North Carolina. Triangle Laboratories, based in Research Triangle Park, NC, is a recognized world leader in High Resolution Mass Spectrometry and dioxin testing. They were formed in 1984, and are still led by the founding scientists. Triangle provides a wide range of testing services to a broad customer base, specializing in the most demanding testing, such as dioxins and related compounds. The Agreement establishes an opportunity for the Company to join its dioxin screening AH-1 Method with the high resolution gas chromatography/high resolution mass spectrometry (HRGC/HRMS) testing capability of Triangle to offer the marketplace a unified system wherein the Company’s AH-1 Method can be used by customers to screen large numbers of samples in a user-friendly manner and also on a cost effective basis. Samples that are positive using the AH-1 Method can then be assessed with a full HRGC/HRMS assay system at the highest possible level of accuracy. The Agreement provides the basis for a more comprehensive agreement between the parties for the development and worldwide CO-marketing of the multi-tiered testing system. The Company and Triangle will collaborate to make their combined capabilities available in the emerging Asian environmental markets, including China and Vietnam.

Results of Operations

The Company’s fiscal 2000 net loss of $1,847,000 is approximately $181,000 less than the fiscal ‘99 loss of $2,028,000. Revenues increased by $67,000 primarily as a result of revenues received from the Kubota Corporation for development work on the Ah-IMMUNOASSAY® and the purchase of kits. Operating expenses decreased by $125,000 as a result of decreases in a variety of expense categories, as part of the company’s program to control costs. During 2000, the Company wrote off approximately $172,000 of its Andrographis paniculata inventory.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) (b) to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note (1) (b). Additionally, the Company is subject to litigation as described in Note (7) (e). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

523,026

$794,374

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$362,250
Accrued expenses	397,743
Current portion of capital lease obligation	7,031
Current portion on notes payable	32,369
Advances from related party	191,877

Total current liabilities	991,270

long term portion of capital lease obligation	1,518
Long term portion of notes payable	9,422

Total current and long term liabilities	1,002,210

Commitments and Contingency (Note 7)

Stockholders' Equity (Deficit):
Common stock, $.01 par value: 35,000,000 shares authorized and 23,490,849 shares outstanding	234,904
Additional paid-in capital	25,404,381
Deficit accumulated during the development stage	(24,504,606)
Treasury stock, at cost; 265,748 shares	(1,342,515)

Total stockholders' equity (deficit)	(207,836)

794,374

See accompanying notes to consolidated financial statements

PARACELSIAN, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
For the years ended September 30, 2000 and 1999
and cumulative period from April 15, 1991 (inception) to September 30, 2000

	Year ended September 30,		Cumulative Period from Inception to September 30,

	$2000	1999	2000

Revenues:
Marketing rights	283,677	313,000	851,672
Products	62,318	12,675	252,018
Product testing	83,621	37,338	162,377
Product royalties	-	-	1,246
Subscription revenue	-	-	31,625

	429,616	363,013	1,298,938
Operating expenses:
Research and product engineering	761,673	744,143	9,182,031
General and administrative	1,340,831	1,654,647	14,467,167
Product launch costs	-	-	300,544
Cost of product sold	171,689	-	266,712

	2,274,193	2,398,790	24,216,454

Loss from operations during the development stage	(1,844,577)	(2,035,777)	(22,917,516)

Interest income (expenses), net	(2,541)	7,500	502,422
Gain on sale of assets	-	-	38,488

Net loss during the development stage	(1,847,118)	(2,028,277)	(22,376,606)

Net loss per weighted share of common stock - basic and diluted	$(0.09)	(0.11)

Weighted average number of shares outstanding
Basic and Diluted	21,346,964	18,862,212

See accompanying notes to consolidated financial statements

PARACELSIAN, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the years ended September 30, 2000 and 1999
and the cumulative period from April 15, 1991 (inception) to September 30, 2000

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Treasury Stock	Total
	Shares	Amount	Shares	Amount

Issuance of Common Stock	-	$-	9,190,778	$91,908	$9,334,341	$-	$-	$9,426,249
Redemption of Common Stock	-	-	(245,000)	(2,450)	-	-	-	(2,450)
Initial Public Offering, Net of Costs	-	-	1,150,000	11,500	5,103,451	-	-	5,114,951
Issuance of Warrants & Options	-	-	-	-	168,500	-	-	168,500
Warrant Dividend	-	-	-	-	436,898	(500,000)	-	(63,102)
Termination of Warrants	-	-	-	-	(35,000)	-	-	(35,000)
Issuance of Preferred Stock	102,351	1,024	-	-	4,978,573	-	-	4,979,597
Issuance of Treasury Stock	-	-	-	-	-	-	(1,342,515)	(1,342,515)
Conversion of Preferred Stock	(102,351)	(1,024)	5,371,000	53,710	(52,686)	-	-	-
Preferred Dividends and Beneficial Conversion Feature	-	-	-	-	1,628,000	(1,628,000)	-	-
Repayment of Officer Stock Subscription Receivable	-	-	-	-	89,850	-	-	89,850
Exercise of Warrants and Options	-	-	3,180,947	31,809	1,399,956	-	-	1,431,765
Surrender of shares	-	-	(705,000)	(7,050)	7,050	-	-	-
Net loss	-	-	-	-	-	(18,501,211)	-	(18,501,211)

Balance, September 30,1998	-	-	17,942,725	179,427	23,058,933	(20,629,211)	(1,342,515)	1,266,634

Issuance of Common Stock	-	-	2,262,036	22,620	954,759	-	-	977,379
Issuance of Common Stock for services rendered	-	-	223,717	2,237	154,045	-	-	156,282
Issuance of Common Stock for debt conversion	-	-	234,305	2,343	161,345	-	-	163,688
Net loss	-	-	-	-	-	(2,028,277)	-	(2,028,277)

Balance, September 30, 1999	-	-	20,662,783	206,627	24,329,082	(22,657,488)	(1,342,515)	535,706

Issuance of Common Stock for services rendered	-	-	148,600	1,482	68,749	-	-	70,231
Issuance of Common Stock for debt conversion	-	-	1,250,000	12,500	487,500	-	-	500,000
Issuance of Common Stock	-	-	1,362,778	13,628	486,372	-	-	500,000
Exercise of Warrants	-	-	66,688	667	32,678	-	-	33,345
Net loss	-	-	-	-	-	(1,847,118)	-	(1,847,118)

Balance, September 30, 2000	-	$-	23,490,849	$234,904	$25,404,381	$(24,504,606)	$(1,342,515)	$(207,836)

See accompany notes to consolidated financial statements

PARACELSIAN, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the years ended September 30, 2000 and 1999
and the cumulative period from April 15, 1991 (inception) to September 30, 2000

	2000	1999	Cumulative Period from Inception to September 30, 2000
Cash flows from operating activities:
Net loss	$(1,847,118)	$(2,028,277)	$(22,376,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	$-	-	(6,968)
Non-cash compensation expense	70,231	162,795	1,475,301
Other non-cash expenses	-	-	2,071,985
Depreciation and amortization	241,029	419,471	2,347,345
Changes in operating assets and liabilities:
Interest receivable	(26,853)	-	(26,853)
Inventories	170,763	-	(926)
Prepaid expenses and other current assets	7,739	33,139	(43,299)
Accounts payable	213,346	79,269	362,250
Deferred revenue	(57,000)	57,000	-
Accrued expenses	188,711	198,801	397,743

Net cash used in operating activities	(1,039,152)	(1,077,802)	(15,800,028)

Cash flows from investing activities:
Purchase of equipment	(698)	(3,767)	(737,866)
Proceeds from sale of equipment	-	-	26,968
Acquisition of licensed technology	-	-	(53,656)
Acquisition of patents and trademarks	(7,550)	(55,043)	(493,172)
Acquisition of New Century Nutrition newsletter	-	-	(350,000)
Acquisition of option for East West Herbs, Ltd. and related acquisition costs	-	-	(92,866)
Loan to East West Herbs, Ltd.	-	-	(340,000)
Payment from East West Herbs, Ltd.	-	-	42,500

Net cash used in investing activities	(8,248)	(58,810)	(1,998,092)

Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs	-	-	5,124,014
Sale of common and preferred stock, net of costs	-	945,979	11,776,088
Proceeds from the sale of common stock	500,000	-	500,000
Proceeds from the exercise of warrants	33,345	-	1,219,640
Proceeds from the exercise of options	-	31,400	68,900
Termination of warrants	-	-	-
Purchase of treasury stock	-	-	(1,342,515)
Cost of warrant dividend	-	-	(63,102)
Increase in capital lease obligation and notes payable	-	-	115,868
Payment on capital lease obligations	(11,900)	(5,608)	(22,663)
Proceeds from advances from related party	797,350	-	797,350
Payments on advances from related party	(105,473)	-	(105,473)
Payments on notes payable	(11,553)	(12,947)	(42,864)

Net cash provided by financing activities	1,201,769	958,824	18,025,243

Net increase (decrease) in cash and cash equivalents	154,369	(177,788)	227,123

Cash and cash equivalents, beginning of period	72,754	250,542	-

Cash and cash equivalents, end of period	$227,123	$72,754	$227,123

Supplemental disclosures:
Cash paid during the period for interest	$47,893	$6,359	$81,314

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired, net of cash acquired	-	-	$1,733,212
Less - liabilities assumed	-	-	83,212
Less - issuance of common stock	-	-	1,644,000

Net cash paid	-	-	6,000

Warrant dividend	$-	$-	$500,000
Issuance of common stock/warrants for services and to reduce liabilities	570,231	319,970	1,455,432
Purchase of equipment	-	-	90,950
Repayment of officer stock subscription receivable	-	-	89,850
Issuance of common stock for licensing and technology rights	-	-	3,338

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $1,847,000 and $2,028,000 for the years ended September 30, 2000 and 1999, respectively, and has a working capital deficit of approximately $720,000 as of September 30, 2000. The Company is projecting revenues from the sale of Ah-IMMUNOASSAY® Kits and testing services to be in excess of $1,000,000 (unaudited), for the year 2001. On January 18, 2001 the Company announced that Ernest A. Knesel agreed to join the Company’s Sales and Marketing team. Mr. Knesel brings with him a long history of entrepreneurial involvement. He is best known as a founder of Biomedical Reference Laboratories, Inc. and Roche Biomedical Laboratories, Inc. Mr. Knesel joins NoriYoshi Inoue, Andrew Jolin and Dr. Thomas Knudsen, Paracelsian’s Director — Science Program on the team. Mr. Inoue and Mr. Jolin have been largely responsible for the Company’s expanding relationship with Kubota Corporation of Japan, for generating additional sales and key contacts. Mr. Knesel will lead the efforts of this team to implement an aggressive strategy for generating additional revenue from the sale of Ah-IMMUNOASSAY® Kits and testing services. Also participating on the team is Dr. J. Ronald Hass, President and CEO of Triangle Laboratories. Led by Dr. Hass, Triangle Laboratories has agreed to collaborate with the Company in the development of a presentation that joins the Company’s Ah-IMMUNOASSAY® Kit with the high resolution gas chromatography/high resolution mass spectrometry testing capability of Triangle Laboratories. Now that the Company has developed the Ah-IMMUNOASSAY® Kit into a very competitive and marketable product, this team has begun an aggressive and focused international rollout of this product, working towards developing a sustainable stream of revenues.

The Ah-IMMUNOASSAY® Kits are continuing to be sold to the Kubota Corporation for the sale and distribution of the Kits in Japan. Kits have also been sold to Cypress Diagnostics in Belgium for the testing of animal feed. The University of Liege in Belgium has purchased kits for animal serum and tissue screening. SGS Agrilab in Antwerp, Belgium is the world’s largest inspection organization with 340 laboratories worldwide. SGS is waiting for the University of Liege screening results, and predicts a large market in Belgium. The Danish and Veterinary and Food Administration have purchased kits for the testing of fish, milk and fat. MCS Diagnostics is testing our kit for use in the German milk program. Dynex Technologies is using the kit for animal feed, food and environmental samples in the Czech and Slovak Republics. KNJ Engineering is using the kit with one of their customers, LG Chemical of Korea. KNJ sells dioxin-sampling equipment to incinerators and other applications in Korea. The Company has also begun discussions with Marubeni for exclusive distribution in Korea. Solutia has purchased the kit for testing organic material, and Scientific Supply Company purchased the kit for soil, milk powder and feed samples. Sales have also been made to Bristol Myers Squibb and Lockheed Martin. In February 2001, the Company will be meeting with the Vietnamese Ministry of Science, Technology and Environment (MOSTE) to discuss utilizing the Company’s kits to screen the large number of soil, food and other samples that have shown high residual dioxin levels in Vietnam because of Agent Orange. Just recently Company representatives initiated discussions for sales of the Ah-IMMUNOASSAY® Kit with two large corporations — Kodak and General Electric.

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

The Company’s plan is to continue to advance the Ah-IMMUNOASSAY® Kit technology so as to be the premier screening and monitoring methodology within the worldwide marketplace. To fund certain of its continual development expenses the Company, in January 2001, received an initial approval for a grant from the New York State Energy Research and Development Authority which could result in funding up to $200,000 (unaudited). In addition, Kubota Corporation has indicated a willingness to contribute $150,000 (unaudited) to the Company for further enhancements to the Ah-IMMUNOASSAY® Kit.

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
(e) Net Loss Per Share
Basic loss per common share is based on the weighted average number of common shares outstanding. Diluted net loss per common share is based on the weighted average number of common shares outstanding and the potentially dilutive common shares, which comprise shares issuable upon exercise of stock options, stock warrants, stock subscriptions, and conversion of preferred stock. The computation of net loss per share is as follows:

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

(g)Equipment and Depreciation

Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Equipment consists of the following at September 30, 2000:

	Useful Lives	2000

Laboratory equipment	10 Years	$536,203
Office furniture and equipment	10 Years	87,588
Computer equipment	5 Years	143,940

		767,731
Less - accumulated depreciation		630,704

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

(3) Acquisitions

(a) East West Herbs, Ltd.
On April 9, 1996, the Company signed an option to acquire East West Herbs, Ltd. of Kingham, England. East West Herbs, Ltd. marketed and distributed traditional Chinese medicines in the United Kingdom and throughout Europe. Under terms of the option, the Company had the right to acquire all of the outstanding shares of East West Herbs, Ltd. on or before April 6, 1997 for $780,000 in cash and shares of the Company with a value of approximately $2,400,000 for a total proposed acquisition price of $3.2 million. Consideration for the option was made in the form of an option fee of $20,000 and a working capital loan of $340,000. The loan was to be used by East West Herbs, Ltd. for inventory purchases, continuing research and development including the clinical trials of two herbal products for cancer patients and corporate working capital. In 1997 the Company elected not to exercise its option.

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

The loan originally provided for repayment in eight equal quarterly installments of $42,500 plus interest at the LIBOR rate. Since making the first installment payment and related accrued interest, East West Herbs, Ltd. has not made additional payments and is currently in default on the obligation. The parties continued to negotiate the terms of a work-out agreement that would provide an extension of time (up to two years) for principal repayment, change the interest rate to prime plus 2% and further collateralize the repayment obligation. In 1998, management determined that this note was impaired. Accordingly, the Company classified the entire obligation as non-current, deferred the recognition of related interest income until collected, and provided a reserve of $148,750 for collectibility. Minor payments were made to the trustee in the transaction during 1999. Subsequent to September 30, 1999, the Company received information from their attorneys that the loan may indeed be collectible through a guarantor, and they are aggressively pursuing collection. East West Herbs, Ltd. is in the final stages of the sale of an asset, and the proceeds should be sufficient to pay off the loan plus accrued interest.
(b) Pacific Liaisons
During October 1994, a wholly-owned subsidiary of the Company acquired Pacific Liaisons for approximately $1.6 million in common stock. The acquisition has been accounted for using the purchase method of accounting for a business combination and the accompanying statement of operations includes the results of operations of Pacific Liaisons from October 25, 1994. The allocation of the purchase price was based on an independent appraisal of certain assets acquired which include ACM extracts and a licensing agreement. The approximately 2,800 TCM extracts could be sold outright or utilized in various research and development applications using the Company's screening technology. It is the Company's intention to continue to sell/license the extracts to established pharmaceutical and biotechnology companies. Effective October 1, 1995, the Company elected to begin amortizing the cost of the TCM extracts on a straight line basis over a five-year period, which represents the estimated period over which the extracts will be used in the Company's research and development efforts. Amortization expense of the extracts aggregated $155,580 for the years ended September 30, 2000 and 1999, and is included in research and product engineering expense in the accompanying consolidated statements of operations.
Through a licensing agreement with the Institute of Nutrition and Food Hygiene, an institute within the Chinese Academy of Preventive Medicine, the Company has the exclusive right to acquire up to 10,000 additional extracts. The licensing agreement is being amortized over a period of five years commencing in October 1994. Amortization of the license agreement aggregated $192,000 for the year ended September 30, 1999, and is included in research and product engineering expense in the accompanying consolidated statements of operations. As of September 30, 2000, the licensing agreement was fully amortized.

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

(4) Stockholders' Equity (Deficit)

(a) Common Stock Offerings
In January 1998, the Company sold 3,571,429 shares of common stock for $500,000 to BioSignia, Inc. ("BioSignia"). BioSignia also received warrants to purchase an additional 2,871,429 shares of common stock at a price of $520,000. In August 1998, BioSignia exercised its warrants. BioSignia became the major shareholder and has three of its representatives serving on the seven member Board of Directors. BioSignia is controlled by T. Colin Campbell, a director of the Company and Chairman and CEO effective January, 2000, and his son, T. Nelson Campbell, a former Vice President of the Company and current director. The Company used the proceeds for working capital and research and development.
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

In June 2000, the Company sold 1,250,000 shares of common stock for $500,000 to Flow Master Fund LP (Flow Master) as part of a private placement transaction. The Company also authorized the issue of warrants to purchase an additional 833,333 shares of common stock at a price of $.60 per share as well as warrants to purchase 1,000,000 shares of common stock at a price of $1.00 per share. As of September 30, 2000, all 1,833,333 warrants are outstanding. As of December 31, 2000 all 1,833,333 warrants expired.

(b) Other Transactions
During the years ended September 30, 2000 and 1999, the Company issued 148,600 and 223,717 shares of common stock, respectively, in exchange for services rendered. The transactions have been valued based on the estimated fair value of the common stock on the date issued.
On September 8, 1993, the Company granted a warrant dividend. The Company distributed to each stockholder, excluding one of the Company's founders, one redeemable common stock purchase warrant for each share of the Company's common stock owned, entitling the holder to purchase an additional share of common stock for $3.25 per share. These warrants were scheduled to expire on September 7, 2000. On June 19, 2000, the Board of Directors passed a resolution to reduce the strike price of the warrant, entitling the holder to purchase an additional share of common stock for $.50 per share. As of September 30, 2000, a total of 66,688 redeemable warrants have been exercised and zero remain outstanding, as the remainder of the warrants all expired.
On October 12, 1994, the Company granted 375,000 warrants to one of the Company's founders, under similar terms as the Common Stock Purchase warrants noted above. The warrants were originally valued at $500,000. These warrants were originally scheduled to expire on September 7, 1998. The Company extended the expiration of the warrants to September 6, 2000. The warrants are callable at a redemption price of $.05 per warrant, if the Company's common stock trades at $4.75 or higher for 15 consecutive days. As of September 30, 2000, all 375,000 warrants have expired.
Additionally, in connection with certain private placement transactions during fiscal 1996, the Company issued common stock warrants exercisable for an aggregate of 1,883,333 shares of common stock at prices ranging from $3.25 to $4.50 per share and varying other terms and restrictions. As of September 30, 2000, none of these warrants had been exercised and all were outstanding. The warrants expire on September 30, 2001.

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

During fiscal 1999, in connection with certain private placement transactions, the Company issued common stock Class A warrants exercisable for an aggregate of 350,000 shares of common stock at $1.00 per share, expiring on June 1, 2000 and Class B warrants exercisable for an aggregate of 350,000 shares of common stock at $1.20 per share, expiring on June 1, 2001. On June 19, 2000 the Board of Directors approved of lowering the exercise price on the Class A warrants to $.50 per share and extended the expiration date to September 7, 2000. As of September 7, 2000 all Class A warrants exercisable for an aggregate of 350,000 shares of common stock at $.50 per share had expired. As of September 30, 2000, those Class B warrants exercisable for an aggregate of 350,000 shares of common stock at $1.20 per share were all outstanding.

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
Changes in the status of options under the Plan are summarized as follows:

	Year Ended September 30,
	2000	1999

Options outstanding at beginning of period	1,090,000	1,222,500
Granted	739,204	-
Forfeited	(697,447)	(7,500)
Exercised	-	(125,000)

Outstanding at end of period	1,131,757	1,090,000

Number of options at end of period -
Exercisable
	498,421	440,000
Available for grant
	-	-

Average exercise price of options outstanding	$1.04	1.55

Average exercise price of options granted	$-	-

Average exercise price of options forfeited	$1.58	1.08

Average exercise price of options exercisable	$1.04	1.55

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
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2000 and 1999

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting periods. The Company’s pro forma information is as follows :

	September 30,
	2000	1999

Pro forma net loss	$(1,883,409)	(2,036,343)
Pro forma loss per share:
Basic and diluted
	(0.09)	(0.11)

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

(7) Commitments And Contingency

(a) Lease and Rental Commitments
The Company has entered into noncancellable operating leases for executive offices and laboratory facilities from an entity owned by Cornell University covering approximately 6,000 square feet and expiring in April,, 2001. Such leases provide for automatic renewals for a one year term. Amounts charged to expense for the years ended September 30, 2000 and 1999 aggregated approximately $87,000 and $90,000, respectively.
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

(d) Advances From Related Party
During fiscal 2000, the Company received advances from BioSignia aggregating $797,350. These advances provide for additional working capital (see also footnote 4(a)). The advances bear interest at a rate of 10% and are due at the earlier of 30 days from the date the advance was granted or upon which date the Company retains capital proceeds of at least $200,000 in the aggregate.
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
On June 15, 2000 the Company delivered an Assessment Plan to Kubota, detailing the Ah-IMMUNOASSAY® Kits functionality. Kubota accepted the Ah-IMMUNOASSAY® Kits in June 2000, and subsequently paid the Company $150,000 which is non-refundable and is recorded as Marketing Rights Revenue in the Consolidated Statement of Operations for the year ended September 30, 2000. Kubota has the right to cancel this agreement with 30 days written notice to the Company within the three year period after the effective date of the agreement. If Kubota chooses to continue the relationship, an additional license fee of $150,000 is due within 30 days of the third anniversary of the agreement. Additionally, beginning in the fourth year of the agreement a minimum monthly royalty of $30,000 has been established.
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

Hira Gurtoo	62	President, Professional Financial Advisers, Inc., Amherst, New York since 1992; Cancer Research Scientist, Roswell Park Cancer Institute, Buffalo, New York until February 1998.

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

Aggregated Options Exercises in 2000 and September 30, 2000, Options Values
	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at September 30, 2000 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at September 30, 2000(1) Exercisable/Unexercisable

Dr. T. Colin Campbell	0	-0-	41,664 / 483,336	($4,425) / ($51,330)

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the Corporation's knowledge, as of November 14, 2000 listed below are the only shareholders of the Corporation that owned more than five percent of the Shares. The following table sets forth certain information as to these shareholders:

Name of Shareholder	Shares Currently Beneficially Owned	Percent of Shares Beneficially Owned(2)

BioSignia, Inc. 100 Europa Drive, Suite 599 Chapel Hill, NC 27514	6,913,565 (1)	29.43%

T. Colin Campbell 100 Europa Drive, Suite 599 Chapel Hill, NC 27514	6,978,126 (1)	29.71%

T. Nelson Campbell 100 Europa Drive, Suite 599 Chapel Hill, NC 27514	7,270,432 (1)	30.95%

The Travelers Insurance Company 205 Columbus Boulevard Hartford, CT 06183	1,390,000	6.72%

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

Name of Beneficial Owner	Shares Currently Beneficially Owned(1)	Percent of Shares Beneficially Owned(2)

T. Colin Campbell	6,965,999	29.65%
T. Nelson Campbell	7,253,610	30.88%
Hira Gurtoo	49,463	*
Lianping He	18,759	*
NoriYoshi Inoue	7,999	*
Thomas D. Livingston	255,295	1.09%
Mac Shaibe	9,713	*

All Directors and Principal Officers as a group (7 persons)	7,638,273	32.52%

* Denotes beneficial ownership of less than one percent of the Shares.

((1) To the Corporation's knowledge, each person has sole voting and investment power over the Shares shown as beneficially owned by such person, except for the following shares which the individual indicates that they share voting and/or investment power: Dr. Colin Campbell – 6,978,126 Shares; Mr. Nelson Campbell – 7,270,432 Shares; and directors and principal officers as a group – 7,709,866 shares. Dr. Campbell and Mr. Campbell are the principal shareholders of BioSignia, Inc. and their total shares beneficially owned include the Shares owned by BioSignia, Inc.

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