Form 10-Q
period 2001-03-31
PARACELSIAN INC /DE/
filed 2001-05-21
CIK 882362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM. 10-QSB

[ X ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001.

OR

[ ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________.

Commission File No. 0-19844

-----------

PARACELSIAN, INC.

------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Delaware	16-1399565
-----------	-----------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 Langmuir Laboratories, Cornell Technology Park, Ithaca, New York	14850
------------------------------------------------------------------	-------------------
(Address of principal executive offices)	Zip Code

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

Yes [ X ] No [ ]

There were 23,526,849 shares of Common Stock outstanding at May 1, 2001

(PAGE 1)

Paracelsian, Inc. and Subsidiary

Index

Page
PART I. — FINANCIAL INFORMATION Item 1. Financial Statements
Consolidated Balance Sheet as of March 31, 2001 (Unaudited)	3
Consolidated Statements of Operations for the three months and six months ended March 31, 2001 and 2000 and the cumulative period from inception to March 31, 2001 (Unaudited)	4
Consolidated Statements of Cash Flows for the six months ended March 31, 2001 and 2000 and the cumulative period from inception to March 31, 2001 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	7
Item. 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings	12
Item 6 — Exhibits and Reports of Form 8-K	12
Signatures (PAGE 2)	12
Paracelsian, Inc. and Subsidiary (A Development Stage Company) Consolidated Balance Sheet March 31, 2001 (Unaudited)
March 31, 2001
Assets
Current Assets:
Cash and cash equivalents	$4,746
Inventory	-
Prepaid expenses	59,382
Other current assets	30,445
Total current assets	94,573

Equipment, net	108,484
Interest Receivable	45,988
Note Receivable	148,750
Other Assets:
TCM extracts on-hand	-
Patents and trademarks, net	204,845
508,067
$602,640
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$466,032
Accrued expenses	566,312
Current portion of capital lease obligation	1,975
Current portion of notes payable	139,206
Advances from related party	191,877

Total current liabilities	1,365,402
Long-term Liabilities:
Long-term portion of capital lease obligation	6,084
Long-term portion of notes payable	12,150
Total current and long-term liabilities	1,383,636

Stockholders’ Equity (Deficit)
Common Stock, $.01 par value; 35,000,000 shares authorized;
23,520,849 shares outstanding	234,904

Additional paid-in-capital	25,404,381
Deficit accumulated during the development stage	(25,077,766)
Treasury stock, at cost; 265,478	(1,342,515)
Total stockholders’ equity (deficit)	(780,996)
$602,640

See accompanying notes to consolidated financial statements
(PAGE 3)

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)
Consolidated Statements of Operations
For the three months and six months ended March 31, 2001 and 2000,
And the cumulative period from inception to March 31, 2000
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Cumulative Period from Inception to March 31,
	2001	2000	2001	2000	2001
Revenues:

Marketing rights	59,866	65,969	123,121	116,358	974,793
Products	2,964	-	7,162	1,138	259,180
Product testing	5,614	25,372	5,614	50,892	167,991
Development fees	-	-	-	-	1,246
Product royalties	-	-	-	-	31,625
Subscription revenue	-	-	-	-	-

Total Revenues	68,444	91,341	135,897	168,388	1,434,835

Operating expenses:
Research and product engineering	132,751	150,783	255,696	304,786	9,437,727
General and administrative	214,242	277,755	471,888	576,337	14,939,055
Product launch costs	-	-	-	-	300,544
Cost of products sold	357	-	1,752	-	268,464

Total Operating expenses	347,350	428,538	729,336	881,123	24,945,790

Loss from operations during the development stage	(278,906)	(337,197)	(593,439)	(712,735)	(23,510,955)

Interest income (expenses), net	20,465	-	20,279	16,312	522,701

Gain on sale of assets	-	-	-	-	38,488

Net loss during the development stage	(258,441)	(337,197)	(573,160)	(696,423)	(22,949,766)

Basic and diluted net loss per share of common stock	(0.01)	(0.02)	(0.02)	(0.03)

Weighted average number of Common Shares outstanding	23,492,182	20,761,748	23,491,508	20,716,647

See accompanying notes to consolidated financial statements.

(PAGE 4)

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)
Consolidated Statements of Cash Flows
For the six months ended March 31, 2001 and 2000,
And the cumulative period from inception to December 31, 2001
(Unaudited)
			Cumulative
			Period from
	Six Months Ended		Inception to
	March 31,		March 31,
Cash flows from operating activities:	2001	2000	2001

Net loss	$(573,160)	(696,423)	(22,949,766)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on the sale of assets	-	-	(6,968)
Non-cash compensation expense	-	-	1,475,301
Other non-cash expenses	-	-	2,071,985
Depreciation and amortization	41,446	114,460	2,388,791
Changes in assets and liabilities:
Interest receivable	(19,135)	-	(45,988)
Inventories	926	-	-
Prepaid expenses and other current assets	(46,528)	17,349	(89,827)
Accounts payable	103,782	143,420	466,032
Deferred revenue	-	(57,000)	-
Accrued expenses	168,569	(89,257)	566,312

Net cash used in operating activities:	(324,100)	(567,451)	(16,124,128)

Cash flows from investing activities:
Purchase of equipment	(3,805)	-	(741,671)
Proceeds from sale of equipment	-	-	26,968
Acquisition of licensed technology	-	-	(53,656)
Acquisition of patents and trademarks	(3,547)	-	(496,719)
Acquisition of New Century Nutrition newsletter	-	-	(350,000)
Acquisition of option for East West Herbs, Ltd. and related acquisition costs	-	-	(92,866)
Loan to East West Herbs, Ltd.	-	-	(340,000)
Proceeds from loan to East West Herbs, Ltd.	-	-	42,500

Net cash used in investing activities	(7,352)	-	(2,005,444)

Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs	-	-	5,124,014
Sale of common and preferred stock, net of costs	-	-	11,776,088
Proceeds from the sale of common stock	-	-	500,000
Proceeds from the exercise of warrants	-	-	1,219,640
Proceeds from the exercise of options	-	-	68,900
Termination of warrants	-	-	-
Purchase of treasury stock	-	-	(1,342,515)
Cost of warrant dividend	-	-	(63,102)
Increase in capital lease obligations and notes payable	-	-	115,868
Payment on capital lease obligations		(5,782)	(22,663)
Proceeds from advances from related party	-	-	797,350
Payments on advances from related party	-	-	(105,473)
(Decrease) increase in notes payable	109,075	541,491	66,211

Net cash provided by financing activities	109,075	535,709	18,134,318

Net increase (decrease) in cash and cash equivalents	(222,377)	(31,742)	4,746
Cash and cash equivalents, beginning of period	227,123	72,754	-

Cash and cash equivalents, end of period	$4,746	41,012	4,746

Supplemental disclosures:
Cash paid during the period for interest	$16,086	3,421	97,400

Supplemental disclosure of non-cash investing & financing activities:
Fair value of assets acquired, net of cash acquired	$-	-	1,733,212
Less - liabilities assumed	-	-	83,212
Less - issuance of common stock	-	-	1,644,000

Net cash paid			6,000

Warrant dividend	-	-	500,000
Issuance of common stock/warrants for services and to reduce liabilities	-	-	1,455,432
Purchase of equipment	-	-	90,950
Purchase of officer stock subscription receivable	-	-	89,850
Issuance of common stock for licensing and technology rights	$-	-	3,338

See accompanying notes to consolidated financial statements.

(PAGE 5)

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

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

The SAS # 71 review has not been completed prior to the filing of the Form 10-QSB for the quarterly period ended March 31, 2001.

2. ORGANIZATION, BUSINESS, AND RISK FACTORS:

Organization and Business

Paracelsian is a development stage company, which develops and applies bioassays to monitor environmental toxins, to determine the quality of herbal products, and to identify therapeutic compounds from herbal sources (www.paracelsian.com).

The Company has developed a highly sensitive, user friendly, cost effective testing system for the detection and quantification of highly toxic environmental chemicals generally known as dioxin and dioxin-like compounds. It is called the Ah-IMMUNOASSAY® Kit (AH-1 Method).

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $573,000 for the six months ended March 31, 2001 and had a working capital deficit of approximately $1,270,000 at March 31, 2001. Operating expenses decreased by $152,000 (17%) as a result of decreases in a variety of expense categories, as part of the company's program to control costs. Management believes that revenues from the sale of Ah-IMMUNOASSAY® Kits will accelerate throughout the coming year, and coupled with a continual program to control costs, the Company will achieve positive cash flow from operations during 2001. Until such revenues are realized on a sustained basis, the Company will require additional capital to meet its obligations and continue operations.

(PAGE 7)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six months ended March 31, 2001 as compared to the

Six months ended March 31, 2000

As a development stage enterprise, the Company, since inception, has been primarily engaged in research, product engineering, and capital formation. As such, the Company has not generated significant revenues to date on a recurring basis.

The Company signed a final Licensing Agreement on January 21, 2000 with Kubota Corporation for the sale of Paracelsian’s Ah-IMMUNOASSAY® in the Japanese market and began manufacturing and selling kits to Kubota. This 'bioassay' based kit is rugged, user-friendly, portable, analytically sensitive, and low cost when compared with existing methodology. The agreement with Kubota will provide revenues from the sale of kits and royalties.

On June 15, 2000 the Company announced that in accordance with the License Agreement, Kubota agreed to pay the $150,000 License Fee. This payment signifies Kubota's acceptance of the Ah-IMMUNOASSAY® Kit. Kubota and Paracelsian will now focus their efforts to market, sell and distribute the kit throughout Japan. On June 17, 2000 Kubota placed an initial order for 120 Ah-IMMUNOASSAY® Kits, and have placed monthly orders since June 2000.

On November 2, 2000 the Environmental Protection Agency (EPA) held an open meeting for public comment on the Dioxin Reassessment Report. Approximately 50 people from around the US were scheduled to present their comments to the Science Advisory Board Dioxin Reassessment Review Committee. Dr. T. Colin Campbell, President & CEO of Paracelsian, reported to the committee his concerns about including in the report all of the dioxin and dioxin-like chemicals because of their capability for serious toxicity. On May 18, 2001 the EPA announced that the report will be sent to EPA Administrator Christie Whitman. The report concluded that chlorinated dioxin is an air pollutant that should be more tightly controlled. The findings could provide the basis for federal regulators to impose limits on dioxin that go beyond current voluntary controls.

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

Additionally, the Company has a note receivable outstanding, including accrued interest, with a balance outstanding of $370,000. The Company is continuing its efforts to collect the entire amount of this receivable. The Company also has an inventory of Andrographis paniculata that it is attempting to sell through its Internet sites (www.newcenturynutrition.com and www.paracelsian.com/). Andrographis is an annual plant that grows in much of Asia. Modern research has examined the effect of Andrographis on various viral infections and general immunological functions, and the research has indicated very promising results. Because this inventory has been slow moving, the Company has written it off completely. However, the Company will continue with its efforts to sell this inventory. If it is successful in its efforts, the retail value could approximate $400,000.

The Company’s plan is to continue to advance the Ah-IMMUNOASSAY® technology so as to be the premier screening and monitoring methodology within the worldwide marketplace. To fund certain of its continual development expenses the Company, in January 2001, received an initial approval for a grant from the New York State Energy Research and Development Authority which could result in funding up to $180,000 (unaudited).

Management is also aggressively seeking an investment of at least $1,000,000 to strengthen its working capital position, and active discussions with a number of interested parties are continuing. Current monthly cash requirements in order to sustain meaningful operations are approximately $65,000 and management fully expects to meet its financial obligations as described above.

The actions described above represent the Company’s plans to generate cash flow, thereby enabling the Company to continue to operate as a going concern. There is no assurance that these efforts will be successful.

Results of Operations

The Company’s net loss for the second quarter of fiscal 2001 was approximately $258,000 compared to $337,000 in the second quarter of fiscal 2000. Revenues for the three-month period were $68,000 in 2001 as compared to $91,000 in 2000. Operating expenses for the three-month period were approximately $347,000 compared to $429,000 for the first fiscal quarter of the prior year. The decrease of $82,000 (19%) is due to a decrease in a number of expense categories. The management team is continuing to operate with modest staff levels and has been focusing on continuing to optimize the use of its resources, increasing its customer base and generating revenues.

Liquidity & Capital Resources

As of March 31, 2001, the Company had cash of $4,700 and a net working capital deficit of $1,270,000. Management believes that it can continue to raise additional capital, to support its operations until such time as the revenue stream is sufficient to realize positive cash flow in 2001. Management believes that the additional financing coupled with its expected revenues from the Ah-IMMUNOASSAY®, the collection of the outstanding note receivable and the sale of its inventory of Andrographolide will enable the Company to further improve its operating efficiency and to continue its operations into the future.

Management and The Board

The management of the Company will be focusing their efforts on bringing the Company products and services to market in a timely manner, producing ongoing revenues and controlling expenses.

Short Term Advances

BioSignia, Inc., the Company’s largest shareholder, has advanced interim funds to the Company for working capital purposes. The Company agreed to repay the funds, together with interest at an annual rate of 10%, at the earlier of 30 days from the date of the advance or the receipt by the Company of proceeds from the sale of stock. On June 19, 2000, the Board of Directors agreed to accept BioSignia's offer to convert $500,000 of debt into common stock of Paracelsian at $.40 per share. Through March 31, 2001, the principal portion of advances from BioSignia aggregated $191,877.

Patents

The Japanese Patent Office in March 2001 issued to the Company Patent # 3144689 for the detection of dioxin-like compounds through the use of the Paracelsian’s Ah-IMMUNOASSAY® Kit. This patent, which is equivalent to US patent # 6,127,136 is Paracelsian’s sixth patent related to the Ah-IMMUNOASSAY® Kit

Forward Looking Statements

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

(PAGE 9)

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Hadyk, et al. V. John G. Babish, et al.

On February 14, 2001 the Hadyk, et al. V. John G. Babish, et al. case that was commenced in the New York State Supreme Court (Onondaga County) in June 1993 by certain persons against the Company was dismissed.

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

Date May 21, 2001

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

(PAGE 12)