Form 10-Q/A
period 2000-12-31
PARACELSIAN INC /DE/
filed 2001-06-26
CIK 882362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549 FORM. 10-QSB

[ X ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2000.

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

Yes [X] No [ ]

There were 23,490,849 shares of Common Stock outstanding at February 1, 2001

(Page 1)
Paracelsian, Inc. and Subsidiary Index
Page
PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of December 31, 2000 (Unaudited)	3

Consolidated Statements of Operations for the three months ended December 31, 2000 and 1999 and the cumulative period from inception to December 31, 2000 (Unaudited)	4

Consolidated Statements of Cash Flows for the three months ended December 31, 2000 and 1999 and the cumulative period from inception to December 31, 2000 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	7

Item. 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II — OTHER INFORMATION

Item 1— Legal Proceedings	12

Item 6— Exhibits and Reports of Form 8-K	12

Signatures	13

(Page 2)
Paracelsian, Inc. and Subsidiary (A Development Stage Company) Consolidated Balance Sheet December 31, 2000 (Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$35,027
Inventory	-
Prepaid expenses	48,271
Other current assets	11,961
Total current assets	95,259

Equipment, net	124,658
Interest Receivable	36,698
Note Receivable	148,750
Other Assets:
Patents and trademarks, net	209,079
519,185
Liabilities and Stockholders’ Equity (Deficit)	$614,444
Current Liabilities:
Accounts payable	$380,715
Accrued expenses	504,113
Current portion of capital lease obligation	3,045
Current portion of notes payable	47,970
Advances from related party	191,877

Total current liabilities	1,127,720

Long-term Liabilities:
Long-term portion of capital lease obligation	1,264
Long-term portion of notes payable	8,015
Total current and long-term liabilities	1,136,999

Stockholders’ Equity (Deficit)
Common Stock, $.01 par value; 35,000,000 shares authorized;
23,490,849 shares outstanding	234,904
Additional paid-in-capital	25,404,381
Deficit accumulated during the development stage	(24,819,325)
Treasury stock, at cost; 265,478 shares	(1,342,515)
Total stockholders' equity (deficit)	(522,555)
$614,444
See accompanying notes to consolidated financial statements.
			(Page 3)

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)
Consolidated Statements of Operations
For the three months ended December 31, 2000 and 1999,
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

See accompanying notes to consolidated financial statements
(Page 4)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the three months ended December 31, 2000 and 1999,
And the cumulative period from inception to December 31, 2000 (Unaudited)

	Three Months Ended December 31,		Cumulative Period from Inception to December 31,

Cash flows from operating activities:	2000	1999	2000

Net loss	$(314,719)	(359,226)	(22,691,325)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on the sale of assets	-	-	(6,968)
Non-cash compensation expense	-	15,000	1,475,301
Other non-cash expenses	-	-	2,071,985
Depreciation and amortization	20,774	59,325	2,368,119
Changes in assets and liabilities
Interest receivable	(9,845)	-	(36,698)
Inventories	926	-	-
Prepaid expenses and other current assets	(16,933)	(2,474)	(60,232)
Accounts payable	18,465	118,979	380,714
Accrued expenses	106,369	(107,669)	504,114

Net cash used in operating activities	(194,963)	(276,065)	(15,994,990)

Cash flows from investing activities:
Purchase of equipment	(3,805)	-	(741,671)
Proceeds from sale of equipment	-	-	26,968
Acquisition of licensed technology	-	-	(53,656)
Acquisition of patents and trademarks	(3,282)	(1,998)	(496,454)
Acquisition of New Century Nutrition newsletter	-	-	(350,000)
Acquisition of option for East West Herbs, Ltd. and related acquisition costs	-	-	(92,866)
Loan to East West Herbs, Ltd.	-	-	(340,000)
Proceeds from East West Herbs, Ltd.	-	-	42,500

Net cash used in investing activities	(7,087)	(1,998)	(2,005,179)

			(page 5)

Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs	-	-	5,124,014
Sale of common and preferred stock, net of costs	-	-	11,776,088
Proceeds from the sale of common stock	-	-	500,000
Proceeds from the exercise of warrants	-	-	1,219,640
Proceeds from the exercise of options	-	-	68,900
Termination of warrants
Purchase of treasury stock	-	-	(1,342,515)
Cost of warrant dividend	-	-	(63,102)
Increase in capital lease obligation and notes payable	-	-	115,868
Payment on capital lease obligation	(4,240)	(7,515)	(26,903)
Proceeds from advances from related party	-	220,638	797,350
Payments on advances from related party	-	-	(105,473)
(Decrease) increase in notes payable	14,194	-	(28,671)

Net cash provided by financing activities	9,954	213,123	18,035,196

Net increase (decrease) in cash and cash equivalents	$(192,096)	(64,940)	35,027
Cash and cash equivalents, beginning of period	227,123	72,754	-

Cash and cash equivalents, end of period	35,027	7,814	35,027

Supplemental disclosures:
Cash paid during the period for interest	$11,174	1,585	92,488

Supplemental disclosure of non-cash investing & financing activities:
Fair value of assets acquired, net of cash acquired	$-	-	1,733,212
Less – liabilities assumed	-	-	83,212
Less – issuance of common stock	-	-	1,644,000
Net cash paid	-	-	6,000
Warrant dividend			500,000
Issuance of common stock/warrants for services and to reduce short-term liabilities	-	-	1,455,432
Purchase of equipment	-	-	90,950
Issuance of common stock for licensing and Technology rights	-	-	89,850
	$-	-	3,338
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

Probably no other group of chemicals has invoked more public health concern and received more media attention than these dioxin and dioxin-like substances, both because of their widespread distribution and their capability for serious toxicity (e.g., cancer, birth defects, diabetes, hormone disruption, immunologic dysfunction, etc.). The Environmental Protection Agency (EPA) of the United States has concluded, for example, that more than 100 f these dioxins and dioxin-like chemicals are likely human carcinogens.

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $315,000 for the three months ended December 31, 2000 and had a working capital deficit of approximately $1,032,000 at December 31, 2000. Operating expenses decreased by $71,000(16%) as a result of decreases in a variety of expense categories, as part of the company's continual program to control and cut costs. Management believes that revenues from the sale of Ah-IMMUNOASSAY® Kits will accelerate throughout the coming year and that the Company will achieve positive cash flow from operations during 2001. Until such revenues are realized on a sustained basis, the Company will require additional capital to meet its obligations and continue operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three months ended December 31, 2000 as compared to the
Three months ended December 31, 1999

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

Additionally, the Company has a note receivable outstanding, including accrued interest, with a face amount of $386,853($175,603 net of allowance). The Company is continuing its efforts to collect the entire amount of this receivable. The Company also has an inventory of Andrographis paniculata that it is attempting to sell through its Internet sites (www.newcenturynutrition.com and www.paracelsian.com). Andrographis is an annual plant that grows in much of Asia. Modern research has examined the effect of Andrographis on various viral infections and general immunological functions, and the research has indicated very promising results. Because this inventory has been slow moving, the Company has written it off completely. However, the Company will continue with its efforts to sell this inventory. If it is successful in its efforts, the retail value could approximate $400,000.

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

Results of Operations

The Company’s net loss for the first quarter of fiscal 2001 was approximately $315,000 compared to $453,000 in the first quarter of fiscal 2000. Revenues for the three-month period were $67,000 in 2000 as compared to $77,000 in 1999. Operating expenses for the three-month period were approximately $382,000 compared to $453,000 for the first fiscal quarter of the prior year. The decrease of $71,000 is due to a decrease in a number of expense categories, as part of the company's continual program to control and cut costs. The management team is continuing to operate with modest staff levels and has been focusing on continuing to optimize the use of its resources, increasing its customer base and generating revenues.

Liquidity & Capital Resources

As of December 31, 2000, the Company had cash of $35,000 and a net working capital deficit of $1,032,000. Management believes that it can continue to raise additional capital through private placements, to support its operations until such time as the revenue stream is sufficient to realize positive cash flow in 2001. Management believes that the additional financing coupled with its expected revenues from the Ah-IMMUNOASSAY® and the sale of its inventory of Andrographolide will enable the Company to further improve its operating efficiency and to continue its operations into the future.

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

Patents

The United State Patent & Trademark Office in October 2000 issued to the Company Patent # 6,127,136 for the detection of dioxin-like compounds. This patent relates to new, approved and user-friendly methods of detecting dioxin-like compounds by detecting the transformed Ah receptor. This patent gives the Company the protection it needs to continue to strengthen its presence in the worldwide dioxin detection marketplace. In November 2000 the United States Patent & Trademark Office issued to the Company Patent # 6,140,063, in vitro screening assay for the identification of compounds that inhibit destruction of cells due to viral infection. This patent represents a potential new screening pathway for anti-viral compounds.

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

This case was commenced by certain person, individually and doing business as In Vitro Bioanalytic Systems, against the Company, Dr. John G. Babish, a former officer and director of the Company, and Edward Heslop, a founding shareholder of the Company, primarily as an action for money damages and injunctive relief against the Company for alleged misappropriation of proprietary information and unfair competition. The plaintiffs alleged, among other things, that in 1990, prior to the Company’s incorporation, a partnership had been formed with Messrs. Babish and Heslop to commercialize products that the Company was developing. Damages, an accounting and an injunction were being sought against the Company. By decision dated September 14, 1994, the Court dismissed certain of the plaintiffs’ claims against the Company while permitting a claim alleging unfair competition to proceed. Discovery had been temporarily stayed pending resolution of a motion for summary judgment brought by certain of the Company’s co-defendants. That motion was successfully and fully resolved, and the Court, on February 14, 2001, ruled in favor of the Company. The Court not only exonerated the Company of any wrongdoing, but also agreed with the plaintiffs’ fundamental premise that they had a property interest in the technology at issue in this case.

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