Form 10-Q/A
period 2001-03-31
PARACELSIAN INC /DE/
filed 2001-06-26
CIK 882362

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

(PAGE 1)

Paracelsian, Inc. and Subsidiary

Index

Page
PART I. FINANCIAL INFORMATION Item 1. Financial Statements

Consolidated Balance Sheet as of March 31, 2001 (Unaudited)	3

Consolidated Statements of Operations for the three months and six months ended March 31, 2001 and 2000 and the cumulative period from inception to March 31, 2001 (Unaudited)	4

Consolidated Statements of Cash Flows for the six months ended March 31, 2001 and 2000 and the cumulative period from inception to March 31, 2001 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	7

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	9

PART II OTHER INFORMATION

Item 1 Legal Proceedings	12

Item 6 Exhibits and Reports of Form 8-K	12

Signatures	12

Paracelsian, Inc. and Subsidiary (A Development Stage Company) Consolidated Balance Sheet March 31, 2001 (Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$4,746
Inventory	-
Prepaid expenses	28,785
Other current assets	30,445

Total current assets	63,976

Equipment, net	108,484
Interest Receivable	45,988
Note Receivable	148,750
Other Assets:
Patents and trademarks, net	204,845

508,067

$572,043

Liabilities and Stockholders Equity (Deficit)
Current Liabilities:
Accounts payable	$431,032
Accrued expenses	601,312
Current portion of capital lease obligation	1,975
Current portion of notes payable	139,206
Advances from related party	191,877

Total current liabilities	1,334,805
Long-term Liabilities:
Long-term portion of capital lease obligation	6,084
Long-term portion of notes payable	12,150

Total current and long-term liabilities	1,353,039

Stockholders Equity (Deficit)
Common Stock, $.01 par value; 35,000,000 shares authorized;
23,520,849 shares outstanding	234,904

Additional paid-in-capital	25,404,381
Deficit accumulated during the development stage	(25,077,766)
Treasury stock, at cost; 265,478 shares	(1,342,515)

Total stockholders equity (deficit)	(780,996)

$572,043

See accompanying notes to consolidated financial statements

(PAGE 3)

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)
Consolidated Statements of Operations
For the three months and six months ended March 31, 2001 and 2000,
And the cumulative period from inception to March 31, 2000
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Cumulative Period from Inception to March 31,
	2001	2000	2001	2000	2001
Revenues:

Marketing rights	59,866	65,969	123,121	116,358	974,793
Products	2,964	-	7,162	1,138	259,180
Product testing	5,614	25,372	5,614	50,892	167,991
Product royalties	-	-	-	-	1,246
Subscription revenue	-	-	-	-	31,625

Total Revenues	68,444	91,341	135,897	168,388	1,434,835

Operating expenses:
Research and product engineering	132,751	150,783	255,696	304,786	9,437,727
General and administrative	190,928	277,755	448,574	576,337	14,915,741
Product launch costs	-	-	-	-	300,544
Cost of products sold	357	-	1,752	-	268,464

Total Operating expenses	324,036	428,538	706,022	881,123	24,922,476

Loss from operations during the development stage	(255,592)	(337,197)	(570,125)	(712,735)	(23,487,641)

Interest income (expenses), net	(2,849)	-	(3,035)	16,312	499,387

Gain on sale of assets	-	-	-	-	38,488

Net loss during the development stage	(258,441)	(337,197)	(573,160)	(696,423)	(22,949,766)

Basic and diluted net loss per share of common stock	(0.01)	(0.02)	(0.02)	(0.03)

Weighted average number of common shares outstanding	23,492,182	20,761,748	23,491,508	20,716,647

See accompanying notes to consolidated financial statements.

(PAGE 4)

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)
Consolidated Statements of Cash Flows
For the six months ended March 31, 2001 and 2000,
And the cumulative period from inception to December 31, 2001
(Unaudited)

	Three Months Ended December 31,		Cumulative Period from Inception to December 31,

Cash flows from operating activities:	2001	2000	2001

Net loss	$(573,160)	(696,423)	(22,949,766)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on the sale of assets	-	-	(6,968)
Non-cash compensation expense	-	-	1,475,301
Other non-cash expenses	-	-	2,071,985
Depreciation and amortization	41,446	114,460	2,388,791
Changes in assets and liabilities
Interest receivable	(19,135)	-	(45,988)
Inventories	926	-	-
Prepaid expenses and other current assets	(15,931)	17,349	(59,230)
Accounts payable	68,782	143,420	431,032
Deferred revenue	-	(57,000)	-
Accrued expenses	203,569	(89,257)	601,312

Net cash used in operating activities	(293,503)	(567,451)	(16,093,531)

Cash flows from investing activities:
Purchase of equipment	(3,805)	-	(741,671)
Proceeds from sale of equipment	-	-	26,968
Acquisition of licensed technology	-	-	(53,656)
Acquisition of patents and trademarks	(3,547)	-	(496,719)
Acquisition of New Century Nutrition newsletter	-	-	(350,000)
Acquisition of option for East West Herbs, Ltd. and related acquisition costs	-	-	(92,866)
Loan to East West Herbs, Ltd.	-	-	(340,000)
Proceeds from East West Herbs, Ltd.	-	-	42,500

Net cash used in investing activities	(7,352)	-	(2,005,444)

			(page 5)
Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs	-	-	5,124,014
Sale of common and preferred stock, net of costs	-	-	11,776,088
Proceeds from the sale of common stock	-	-	500,000
Proceeds from the exercise of warrants	-	-	1,219,640
Proceeds from the exercise of options	-	-	68,900
Termination of warrants	-	-	-
Purchase of treasury stock	-	-	(1,342,515)
Cost of warrant dividend	-	-	(63,102)
Increase in capital lease obligation and notes payable	-	-	115,868
Payment on capital lease obligation		(5,782)	(22,663)
Proceeds from advances from related party	-	-	797,350
Payments on advances from related party	-	-	(105,473)
(Decrease) increase in notes payable	78,478	541,491	35,614

Net cash provided by financing activities	78,478	535,709	18,103,721

Net increase (decrease) in cash and cash equivalents	(222,377)	(31,742)	4,746
Cash and cash equivalents, beginning of period	227,123	72,754	-

Cash and cash equivalents, end of period	$4,746	41,012	4,746

Supplemental disclosures:	$16,086	3,421	97,400
Cash paid during the period for interest

Supplemental disclosure of non-cash investing & financing activities:	$-	-	1,733,212
Fair value of assets acquired, net of cash acquired	-	-	83,212
Less – liabilities assumed	-	-	1,644,000
Less – issuance of common stock
Net cash paid			6,000

Warrant dividend	-	-	500,000
Issuance of common stock/warrants for services and to reduce short-term liabilities	-	-	1,455,432
Purchase of equipment	-	-	90,950
Issuance of common stock for licensing and Technology rights	-	-	89,850
	$-	-	3,338

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

Since the discovery of the dioxin compounds, during the late 1950s, extensive research has been undertaken into their chemical and biological properties. And as more information becomes available, it is now clear that the original and narrowly defined group of dioxins is becoming more expansive to include many other highly toxic, chemically similar compounds.

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

More recently, simpler analytical methods have been developed, such as the AH-1 Method, based on the use of biologically based concepts. Dioxins and dioxin-like chemicals (also called ligands), enter the cell and bind to a protein in the cytoplasm called Ah receptor (AhR), thus giving a ligand-AhR complex. This complex, by dropping and adding some smaller proteins (e.g., AhR translocator or ARNT, hsp-90 protein) is said to be transformed, thus enabling it to enter the nucleus to bind to a specific dioxin receptor element (or enhancer) (DRE) of DNA. This interaction with DNA occurs upstream of genes which then are activated to produce certain enzymes, some of which are highly correlated with the subsequent toxicity.

The AH-I Method takes advantage of these facts. It is generally acknowledged, for example, that AhR binding appears to be essential for the development of toxicity by these chemicals. It is as if ligand binding of AhR is the main traffic intersection through which these chemicals pass on their way to produce their respective toxicities.

In the AH-I Method, where an excess of AhR protein is provided, the amount of AhR-ligand complex that transforms is dependent on the amount of dioxin ligand present in the sample being assayed. The amount of the transformed complex is detected by using an antibody specific for the Ah-I protein component of the complex, thus giving the Immunoassay name to the method. (For the scientifically minded reader, there really are two antibodies: the first interacts with the ARNT protein in the complex while the second, containing an enzyme that catalyzes the formation of the color reaction, binds to the first antibody. The color being produced in the reaction shows how much of the complex is present.).

Dioxin is a toxic chemical group of widespread public health concern, and more information is needed, especially on the distribution of this material in the environment. More survey data are needed not only to identify potential hot spots but also to allay unwarranted concerns. Until now, such survey work has been prohibitively expensive, but with the introduction of simpler and much more cost effective bioassay methods, such as the AH-1 Method, it is now possible to gather far more information in order to make wiser decisions.

The herbal supplement market presents the opportunity to commercialize a quality assurance program that identifies the bioactivity present in herbal products, which are complex mixtures of substances. This product is a significant advance versus current practices for verifying the quality and the bioactivity of herbal products. This is the Company's BioFIT Quality Assurance Certification Program.

Typically, the Company will investigate the effect of a compound or mixture of compounds on a disease (such as cancer) or a symptom (such as depression). The Company scientists conduct in depth research of the scientific literature and review the results of successful clinical trials to establish the best scientific explanation for the positive results seen in such trials. Based on their review, they identify the biological mechanism which, if activated, would best explain the positive clinical results. By defining such mechanisms of action associated with a wide variety of biological effects the Company scientists can then test a wide variety of natural materials in "in vitro" models which demonstrate these effects for the purpose of either discovering or confirming these biological activities. Such discovery or confirmation provides the Company with the basis for its BioFIT Program.

The Company is continuing to work with its Chinese colleagues, during the appropriate market conditions, to expand the scope of the BioFIT program to the rest of the world.

The Company is engaged in an internet-based health exchange between the US and China and currently maintains the website www.newcenturynutrition.com. The Company has excellent relations with recognized health authorities and organizations within the Peoples Republic of China. This website serves to provide a forum for the exchange of nutrition, health and related information. At its core is the New Century Nutrition website where renowned researchers, teachers and physicians from both countries can discuss their philosophies, research findings and health advice. Other components of the site include an herbal resource center featuring herbal databases from China, a nutrition resource center featuring healthy recipes and a technology center featuring the Ah-IMMUNOASSAY® Kit and the BioFIT Program. Our goal is to combine the best of Chinese medical practice with the best of Western practice creating new opportunities for information on health and disease prevention.

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

The Company signed a final Licensing Agreement on January 21, 2000 with Kubota Corporation for the sale of Paracelsian's Ah-IMMUNOASSAY® in the Japanese market and began manufacturing and selling kits to Kubota. This 'bioassay' based kit is rugged, user-friendly, portable, analytically sensitive, and low cost when compared with existing methodology. The agreement with Kubota will provide revenues from the sale of kits and royalties.

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

The Ah-IMMUNOASSAY® Kits are continuing to be sold to the Kubota Corporation for the sale and distribution of the Ah-IMMUNOASSAY® in Japan. Kits have also been sold to Cypress Diagnostics in Belgium for the testing of animal feed. The University of Liege in Belgium has purchased kits for animal serum and tissue screening. SGS Agrilab in Antwerp, Belgium is the worlds largest inspection organization with 340 laboratories worldwide. SGS is waiting for the University of Liege screening results, and predicts a large market in Belgium. The Danish Veterinary and Food Administration have purchased kits for the testing of fish, milk and fat. MCS Diagnostics is testing our kit for use in the German milk program. Dynex Technologies is using the kit for animal feed, food and environmental samples in the Czech and Slovak Republics. KNJ Engineering is using the kit with one of their customers, LG Chemical of Korea. KNJ sells dioxin-sampling equipment to incinerators and other applications in Korea. The Company has also begun discussions with Marubeni for exclusive distribution in Korea. Solutia has purchased the kit for testing organic material, and Scientific Supply Company purchased the kit for soil, milk powder and feed samples. Sales have also been made to Bristol Myers Squibb and Lockheed Martin.

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

The Company's plan is to continue to advance the Ah-IMMUNOASSAY ® technology so as to be the premier screening and monitoring methodology within the worldwide marketplace. To fund certain of its continual development expenses the Company, in January 2001, received an initial approval for a grant from the New York State Energy Research and Development Authority which could result in funding up to $180,000 (unaudited).

Management is also aggressively seeking an investment of at least $1,000,000 to strengthen its working capital position, and active discussions with a number of interested parties are continuing. Current monthly cash requirements in order to sustain meaningful operations are approximately $65,000 and management fully expects to meet its financial obligations as described above.

The actions described above represent the Company's plans to generate cash flow, thereby enabling the Company to continue to operate as a going concern. There is no assurance that these efforts will be successful.

Results of Operations

The Company's net loss for the second quarter of fiscal 2001 was approximately $258,000 compared to $337,000 in the second quarter of fiscal 2000. Revenues for the three-month period were $68,000 in 2001 as compared to $91,000 in 2000. Operating expenses for the three-month period were approximately $347,000 compared to $429,000 for the first fiscal quarter of the prior year. The decrease of $82,000 (19%) is due to a decrease in a number of expense categories, as part of the company's continual program to control and cut costs. The management team is continuing to operate with modest staff levels and has been focusing on continuing to optimize the use of its resources, increasing its customer base and generating revenues.

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

Management and The Board

The management of the Company will be focusing its efforts on bringing the Company products and services to market in a timely manner, producing ongoing revenues and controlling expenses.

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

Patents

The Japanese Patent Office in March 2001 issued to the Company Patent # 3144689 for the detection of dioxin-like compounds through the use of the Paracelsian's Ah-IMMUNOASSAY® Kit. This patent, which is equivalent to US patent # 6,127,136 is Paracelsian's sixth patent related to the Ah-IMMUNOASSAY® Kit

Forward Looking Statements

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

This case was commenced by certain person, individually and doing business as In Vitro Bioanalytic Systems, against the Company, Dr. John G. Babish, a former officer and director of the Company, and Edward Heslop, a founding shareholder of the Company, primarily as an action for money damages and injunctive relief against the Company for alleged misappropriation of proprietary information and unfair competition. The plaintiffs alleged, among other things, that in 1990, prior to the Company's incorporation, a partnership had been formed with Messrs. Babish and Heslop to commercialize products that the Company was developing. Damages, an accounting and an injunction were being sought against the Company. By decision dated September 14, 1994, the Court dismissed certain of the plaintiffs claims against the Company while permitting a claim alleging unfair competition to proceed. Discovery had been temporarily stayed pending resolution of a motion for summary judgment brought by certain of the Company's co-defendants. That motion was successfully and fully resolved, and the Court, on February 14, 2001, ruled in favor of the Company. The Court not only exonerated the Company of any wrongdoing, but also agreed with the plaintiffs fundamental premise that they had a property interest in the technology at issue in this case.

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