Form 10-Q
period 2001-06-30
PARACELSIAN INC /DE/
filed 2001-08-14
CIK 882362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM. 10-QSB

[ X ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001.

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

(PAGE 1)

Paracelsian, Inc. and Subsidiary

Index

Page
PART I. - FINANCIAL INFORMATION Item 1. Financial Statements

Consolidated Balance Sheet as of June 30, 2001 (Unaudited)	3

Consolidated Statements of Operations for the three months and nine months ended June 30, 2001 and 2000 and the cumulative period from inception to June 30, 2001 (Unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000 and the cumulative period from inception to June, 2001 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	7

Item. 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings	12

Item 6 — Exhibits and Reports on Form 8-K	13

Signatures	13

Paracelsian, Inc. and Subsidiary (A Development Stage Company) Consolidated Balance Sheet June 30, 2001 (Unaudited)
March 31, 2001
Assets
Current Assets:
Cash and cash equivalents	$13,718
Prepaid expenses	10,440
Other current assets	28,226

Total current assets	52,384

Equipment, net	90,162
Interest Receivable	54,335
Note Receivable	148,750
Other Assets:
Patents and trademarks, net	202,876

496,123

$548,507

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$403,869
Accrued expenses	873,405
Current portion of capital lease obligation	1,762
Current portion of notes payable	100,440
Advances from related party	310,678

Total current liabilities	1,690,154
Long-term Liabilities:
Long-term portion of capital lease obligation	6,084
Long-term portion of notes payable	10,800

Total current and long-term liabilities	1,707,038

Stockholders' Equity (Deficit)
Common Stock, $.01 par value; 35,000,000 shares authorized;
23,526,849 shares outstanding	235,431

Additional paid-in-capital	25,413,029
Deficit accumulated during the development stage	(25,464,476)
Treasury stock, at cost; 265,478	(1,342,515)

Total stockholders' equity (deficit)	(1,158,531)

$548,507

See accompanying notes to consolidated financial statements.

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)
Consolidated Statements of Operations
For the three months and nine months ended June 30, 2001 and 2000,
And the cumulative period from inception to June 30, 2001
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		Cumulative Period from Inception to June 30,
	2001	2000	2001	2000	2001
Revenues:

Ah-IMMUNOASSAY®	83,620	166,800	206,741	283,158	665,365
Marketing rights	-	-	-	-	393,048
Products	365	14	3,879	1,152	259,545
Product testing	3,727	28,954	12,989	79,846	171,718
Product royalties	-	-	-	-	1,246
Subscription revenue	-	-	-	-	31,625

Total Revenues	87,712	195,768	195,768	195,768	1,522,547

Operating expenses:
Research and product engineering	36,224	289,164	291,920	593,950	9,473,951
General and administrative	431,269	452,036	896,827	1,028,373	15,347,010
Product launch costs	-	-	-	-	300,544
Cost of products sold	180	-	1,932	-	268,644

Total Operating expenses	467,673	741,200	1,190,679	1,622,323	25,390,149

Loss from operations during the development stage	(379,961)	(545,432)	(967,070)	(1,258,167)	(23,867,602)

Interest income (expenses), net	(13,077)	-	7,200	16,312	486,310

Gain on sale of assets	6,328	-	-	-	44,816

Net loss during the development stage	$(386,710)	(545,432)	(959,870)	(1,241,855)	(23,336,476)

Basic and diluted net loss per share of common stock	$(0.01)	(0.03)	(0.04)	(0.06)

Weighted average number of Common Shares outstanding	23,529,201	20,731,317	23,500,739	20,925,273

See accompanying notes to consolidated financial statements.

(PAGE 4)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the nine months ended June 30, 2001 and 2000,
And the cumulative period from inception to June 30, 2001
(Unaudited)

			Cumulative
			Period from
	Nine Months Ended		Inception to
	June 30 ,		June 30 ,
	2001	2000	2001
Cash flows from operating activities:
Net loss	$(959,870)	(1,241,855)	(23,336,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of assets	(6,328)	-	(13,296)
Non-cash compensation expense	-	-	1,484,477
Other non-cash expenses	9,176	61,734	2,071,985
Depreciation and amortization	59,169	177,237	2,406,514
Changes in assets and liabilities:
Interest receivable	(19,135)	-	(45,988)
Inventories	926	-	-
Prepaid expenses and other current assets	(46,528)	17,349	(89,827)
Accounts payable	103,782	143,420	466,032
Deferred revenue	-	(57,000)	-
Accrued expenses	168,569	(89,257)	566,312

Net cash provided by (used in) operating activities:	(433,088)	(843,592)	(16,233,116)

Cash flows from investing activities:
Purchase of equipment	(3,237)	-	(741,103)
Proceeds from sale of equipment	10,860	-	37,828
Acquisition of licensed technology	-	-	(53,656)
Acquisition of patents and trademarks	(6,079)	-	(499,251)
Acquisition of New Century Nutrition newsletter	-	-	(350,000)
Acquisition of option for East West Herbs, Ltd. and related acquisition costs	-	-	(92,866)
Loan to East West Herbs, Ltd.	-	-	(340,000)
Proceeds from loan to East West Herbs, Ltd.	-	-	42,500

Net cash used in investing activities	1,544	-	(1,996,548)

Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs	-	-	5,124,014
Sale of common and preferred stock, net of costs	-	-	11,776,088
Proceeds from the sale of common stock	-	500,000	500,000
Proceeds from the exercise of warrants	-	-	1,219,640
Proceeds from the exercise of options	-	-	68,900
Purchase of treasury stock	-	-	(1,342,515)
Cost of warrant dividend	-	-	(63,102)
Increase in capital lease obligations and notes payable	-	-	115,868
Payment on capital lease obligations	(703)	(7,674)	(23,366)
Proceeds from advances from related party	-	-	797,350
Payments on advances from related party	-	-	(105,473)
(Decrease) increase in notes payable	218,842	280,673	175,978

Net cash provided by financing activities	218,139	772,999	18,243,382

Net increase (decrease) in cash and cash equivalents	(213,405)	(70,593)	13,718
Cash and cash equivalents, beginning of period	227,123	72,754	-

Cash and cash equivalents, end of period	$13,718	2,161	13,718

Supplemental disclosures:
Cash paid during the period for interest	8,018	3,421	89,332

Supplemental disclosure of non-cash investing & financing activities:
Fair value of assets acquired, net of cash acquired	$-	-	1,733,212
Less - liabilities assumed	-	-	83,212
Less - issuance of common stock	-	-	1,644,000

Net cash paid	-	-	6,000

Warrant dividend	-	-	500,000
Issuance of common stock/warrants for services and to reduce liabilities	-	-	1,455,432
Purchase of equipment	-	-	90,950
Purchase of officer stock subscription receivable	-	-	89,850
Issuance of common stock for licensing and technology rights	$-	-	3,338

See accompanying notes to consolidated financial statements

(PAGE 5)

See accompanying notes to consolidated financial statements

Paracelsian, Inc. and Subsidiary

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $960,000 for the nine months ended June 30, 2001 and had a working capital deficit of approximately $1,638,000 at June 30, 2001. Operating expenses decreased by $431,000 (27%) as a result of decreases in a variety of expense categories including salaries, office expenses, materials and supplies, director fees and amortization, as part of the company's program to control costs. Management believes that revenues from the sale of Ah-IMMUNOASSAY® Kits, additional license fees and funding for kit upgrades will accelerate throughout the coming year, and coupled with a continual program to control costs, the Company will achieve positive cash flow from operations during 2002. Until such revenues are realized on a sustained basis, the Company will require additional capital to meet its obligations and continue operations.

  COMMITMENTS:

On January 19, 1995 Paracelsian, Inc. granted to DOW Chemical Company a worldwide non-exclusive license to evaluate and practice all aspects of proprietary information related to environmental bioassay apparatus and testing. The proprietary information referred to is Paracelsian’s Ah-IMMUNOASSAY® Kit. DOW paid the Company $250,000 for the non-exclusive license. On November 2, 1998 officials of the DOW Chemical Company and Paracelsian Inc. signed a License Revocation Agreement. Paragraph 3.3 of the agreement states that Paracelsian agrees to pay DOW 10% of all sublicensing fees and 10% of any net sales derived from the proprietary information which were the subject of the License Agreement between DOW and Paracelsian. The maximum total value for any and all such payments shall not exceed $250,000. To date, the Company has received $407,995 in sublicensing fees and sales derived from the proprietary information, and the Company has accrued $40,799.50 to account for its liability to DOW.

On July 1, 1991 the Cornell Research Foundation (CRF) granted to Paracelsian, Inc., under a royalty agreement, an exclusive license to make, have made, use or sell Licensed Products referred to as Paracelsian’s Ah-IMMUNOASSAY® Kit. Paracelsian agreed to pay to CRF a royalty of three percent on the net sales price of Licensed Products, and the Company has accrued $7,739.85 to account for the royalty. Paracelsian also agreed to pay CRF for all expenses incurred in the preparation, filing, prosecution, renewal and continuation of License Patents and Applications, as well as a 15% administrative fee. The Company has accrued the charges invoiced of $137,399 to account for these expenses, and is contesting the amount.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), which provides guidance in applying revenue recognition and financial statements under accounting principals generally accepted in the United States of America. SAB 101, as amended, will require implementation by the Company in the fourth quarter of fiscal 2001. The Company is presently reviewing the SAB to determine the impact the Bulletin will have on the Company's financial statements.

(Page 7)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine months ended June 30, 2001 as compared to the

Nine months ended June 30, 2000

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

On June 15, 2000 the Company announced that in accordance with the License Agreement, Kubota agreed to pay the initial $150,000 License Fee. The License Agreement also calls for a second payment of $150,000 within (30) days of the third anniversary of the Agreement. Kubota after using and evaluating the Ah-IMMUNOASSAY® concluded that the methodology is effective for their purposes, and Kubota paid the $150,000 on August 8, 2001, seventeen months sooner. Also, on June 17, 2001 Kubota announced that they will be paying the Company $350,000, earmarked for upgrading the Ah-IMMUNOASSAY® Kits. The first payment of $175,000 will be made in September 2001. The remaining 50% will be paid in three installments beginning December 2001.

The Ah-IMMUNOASSAY® Kits are continuing to be sold to the Kubota Corporation for the sale and distribution of the Ah-IMMUNOASSAY® in Japan. Kubota has been ordering kits on a regular basis, placing orders for approximately 30-50 kits per month since the Fall of 2000, and in June 2001 the Company filled orders for a 100 kits, the first time this level has been reached within a 30 day period. The breakeven point for the Company is 200 kits per month, and manufacturing procedures are in place to process orders of that magnitude.

In July 2001, representatives of a large customer of Kubota visited the Company and shared the results of 135 samples for fly ash, an incinerator by-product. Working with the representatives, the Company was able to support the further use of the Kit for their future screening needs.

Kits have also been sold to Cypress Diagnostics in Belgium for the testing of animal feed. The University of Liege in Belgium has purchased kits for animal serum and tissue screening, and on July 14, 2001 a leading worldwide dioxin researcher from the University visited the Company to review the results of his work on cleanup procedures for various sample types.

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

Sales have also been made to Bristol Myers Squibb, Lockheed Martin and a firm in Portugal. We are in continual contact with representatives at Lockheed Martin on the use of our Kit, reviewing with them test results and working toward performing test of samples in our laboratory.

Additionally, the Company has a note receivable outstanding, including accrued interest, with a balance outstanding of $370,000. The Company is continuing its efforts to collect the entire amount of this receivable, and has submitted a proposal to the holder of the note for cash, plus the assignment of the note holder’s interest in his USA subsidiary.

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

The Company’s plan is to continue to advance the Ah-IMMUNOASSAY® technology so as to be the premier screening and monitoring methodology within the worldwide marketplace. To fund certain of its continual development expenses the Company, in July 2001, received word that a grant from the New York State Energy Research and Development Authority, which could result in funding up to $180,000, is in the final stages for approval.

On July 16, 2001 the Company signed an agreement with the Institute of Nutrition and Food Hygiene, the leading laboratory of the national government located in Beijing, People’s Republic of China. The Institute agreed to provide research services to Paracelsian, related to acceleration of advancements to the Ah-IMMUNOASSAY ® Kit, and assistance in achieving a leadership position in the worldwide marketplace.

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

Results of Operations

The Company’s net loss for the third quarter of fiscal 2001 was approximately $387,000 compared to $545,000 in the third quarter of fiscal 2000. Revenues for the three-month period were $88,000 in 2001 as compared to $196,000 in 2000. The decrease in revenues of $108,000 is due to the receipt of the initial $150,000 license fee from Kubota Corporation in June 2000, offset by additional sales of the Ah-IMMUNOASSAY® Kit. Operating expenses for the three-month period were approximately $468,000 compared to $741,000 for the third fiscal quarter of the prior year. The decrease of $273,000 (37%) is due to a decrease in a number of expense categories including salaries, office expenses, materials and supplies, director fees and amortization. The management team is continuing to operate with modest staff levels and has been focusing on continuing to optimize the use of its resources, increasing its customer base and generating revenues.

Liquidity & Capital Resources

As of June 30, 2001, the Company had cash of $13,700 and a net working capital deficit of $1,638,000. Management believes that it can continue to raise additional capital, to support its operations until such time as the revenue stream is sufficient to realize positive cash flow in 2002. Management believes that the additional financing coupled with its expected revenues from the Ah-IMMUNOASSAY®, additional license fees, funding of kit upgrades, the collection of the outstanding note receivable and the sale of its inventory of Andrographolide will enable the Company to further improve its operating efficiency and to continue its operations into the future.

Management and The Board

On July 27, 2001 the Board of Directors announced the appointment of NoriYoshi Inoue to the position of President & CEO. Mr. Inoue is a Senior Executive with over twenty-five years of international management, manufacturing, corporate strategy, marketing and sales experience. He has been Deputy General Manager and International Marketing Manager for Kubota Corporation. Mr. Inoue will retain his seat on the Board of Paracelsian, and Dr. T. Colin Campbell will retain the title of Chairman of the Board. The Board also approved of Gary G. Chabot, the Chief Financial Officer of Paracelsian, also assuming the position of Chief Operating Officer.

The management of the Company will be focusing their efforts on bringing the Company products and services to market in a timely manner, producing ongoing revenues and controlling expenses.

Short Term Advances

BioSignia, Inc., the Company’s largest shareholder, has advanced interim funds to the Company for working capital purposes. The Company agreed to repay the funds, together with interest at an annual rate of 10%, at the earlier of 30 days from the date of the advance or the receipt by the Company of proceeds from the sale of stock. On June 19, 2000, the Board of Directors agreed to accept BioSignia's offer to convert $500,000 of debt into common stock of Paracelsian at $.40 per share. Through June 30, 2001, the principal portion of advances from BioSignia aggregated $310,677.

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

(Page 10)

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Hadyk, et al. V. John G. Babish, et al.

On February 14, 2001 the Hadyk, et al. V. John G. Babish, et al. case that was commenced in the New York State Supreme Court (Onondaga County) in June 1993 by certain persons against the Company was dismissed.

This case was commenced by certain person, individually and doing business as In Vitro Bioanalytic Systems, against the Company, Dr. John G. Babish, a former officer and director of the Company, and Edward Heslop, a founding shareholder of the Company, primarily as an action for money damages and injunctive relief against the Company for alleged misappropriation of proprietary information and unfair competition. The plaintiffs alleged, among other things, that in 1990, prior to the Company’s incorporation, a partnership had been formed with Messrs. Babish and Heslop to commercialize products that the Company was developing. Damages, an accounting and an injunction were being sought against the Company. By decision dated September 14, 1994, the Court dismissed certain of the plaintiffs’ claims against the Company while permitting a claim alleging unfair competition to proceed. Discovery had been temporarily stayed pending resolution of a motion for summary judgment brought by certain of the Company’s co-defendants. That motion was successfully and fully resolved, and the Court, on February 14, 2001, ruled in favor of the Company. The Court not only exonerated the Company of any wrongdoing, but also rejected the plaintiffs’ fundamental premise that they had a property interest in the technology at issue in this case.

(Page 12)

Item 6(a) Exhibits

None

Item 6(b) Reports on Form 8-K

None

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date August 14, 2001

PARACELSIAN, INC.

                                                                                                PARACELSIAN, INC.

                                                                                                                                                                                                By:/s/ NoriYoshi Inoue
                                                                                                -------------------------------------
                                                                                               NoriYoshi Inoue
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