Form 10-K
period 2001-09-30
PARACELSIAN INC /DE/
filed 2002-02-04
CIK 882362

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM. 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001.

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________.

Commission File No. 0-19844
----------------------------------------------------------

PARACELSIAN, INC.
----------------------------------------------------------------------------------
(Name of small business issuer in its charter)

Delaware -------------------------- (State or other jurisdiction of incorporation or organization)	16-1399565 ---------------------------- (I.R.S. Employer Identification No.)

222 Langmuir Laboratories Cornell Technology Park Ithaca, New York ---------------------------------------------------------------------------- (Address of principal executive offices)	14850 ----------------------- Zip Code

Issuer's telephone number: (607) 257- 4224 --------------------------------------------------------------------

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:

Common Stock, $.01 par value ------------------------------------------------- (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer's revenues for its most recent fiscal year were $284,318

The aggregate market value of the voting stock (based on the closing price of such stock on NASD OTC Electronic Bulletin Board) held by non- affiliates of the Registrant at January 14, 2002 was approximately $3,970,030

There were 23,929,388 shares of Common Stock outstanding at January 14, 2002.

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

On January 21, 2000, Paracelsian, Inc. and Kubota Corporation signed a License Agreement whereby Kubota will commercialize Paracelsian’s Ah-IMMUNOASSAY® in Japan.

Company Business

Paracelsian is a development stage company, which develops and applies bioassays to monitor environmental toxins, and to determine the quality of herbal products.

To date, the Company has developed specific need-driven bioassay systems for two markets: (1) environmental testing and (2) herbal supplements.

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

The Company is attempting to sell its inventory of Andrographis Paniculata through the website. Andrographis is an annual plant that grows in much of Asia and has been used for centuries in India, China, Sri Lanka, and Indonesia. The herb is traditionally used to fight some viral infections and the associated symptoms, including fever, diarrhea, cough, and gastrointestinal problems. Modern research has been conducted over the past three decades, and much of this research has returned very promising results, supporting the traditional use of Andrographis over the past several hundred years.

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

In 2002, the Company will continue to pursue the following strategies: (i) Identify and develop new markets in industries which will benefit from the adoption of the bioassay testing technologies and services; (ii) Form co-development, strategic partnerships and licensing partnerships in these new markets with the industry leaders; (iii) Structure development agreements that will provide up front licensing payments; and (iv) Promote the bioassay technologies and services as the "Industry Benchmark". These strategies will be executed by focusing the Company’s primary activities on the Company’s patented AH-1 Method that detects dioxins in the environment and provides quick, accurate and inexpensive results compared to traditional analytical techniques.

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

On January 21, 2000, Paracelsian, Inc. and Kubota Corporation signed a License Agreement whereby Kubota will commercialize Paracelsian’s AH-1 Method in Japan. This agreement will provide both license fees ($300,000) and royalties. Kubota, a company with approximately $9 billion of revenue, is a leader in the control and resolution of environmental contamination problems in Japan. They have subsidiaries and affiliates that manufacture and/or market Kubota products in more than 130 countries. On June 1, 2000, as part of the License Agreement, Paracelsian delivered an Assessment Plan to Kubota Corp., detailing the Kits functionality. Kubota reviewed and evaluated the Assessment Plan, and accepted the AH-1 Method. Kubota’s acceptance of the Assessment Plan, the Kit and our methodology is a milestone for Paracelsian. Kubota and Paracelsian are now focusing their efforts to market, sell and distribute the Kit throughout Japan.

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

Orders have been placed, training has been requested, and/or inquiries have been made for possible licensing for the Ah-IMMUNOASSAY® Kit from the Kubota Corporation (Japan), Lockheed-Martin Corporation (US), Scientific Supply Co. (for Thailand), Cypress Diagnostics (Belgium), and MCS Diagnostice BV (The Netherlands), among a few other individual customers

Competition

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

Patents

Where possible, the Company has applied for product and process patents. In the course of its research, the Company obtained 3 patents (#‘s 5,496,703, 5,529,899 and 5,833,994) prior to 2000 for the Dioxin Assay Systems which cover a wide range of commercial applications for the AH-1 Method and other assay technologies. During 2000, the Company was granted two additional patents. The US Patent & Trademark Office in October 2000 issued to the Company Patent # 6,127,136 for the detection of dioxin-like compounds. This patent relates to new, improved and user friendly methods of detecting dioxin-like compounds by detecting the transformed Ah receptor. This patent gives the Company the protection it needs to continue to strengthen its presence in the worldwide dioxin detection marketplace. In November 2000 the US Patent & Trademark Office issued to the Company Patent # 6,140,063, in vitro screening assay for the identification of compounds that inhibit destruction of cells due to viral infection. This patent represents a potential new screening pathway for anti-viral compounds. On March 16, 2001 the Japanese Patent Office issued to Paracelsian, Inc. Patent # 3,144,689 for the detection of dioxin-like compounds through the use of the Company’s Ah-IMMUNOASSAY® Kit. The Company is actively seeking partners to fully develop the market potential of these patents. Patents have a statutory duration of twenty years.

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

Funding of Research and Development

The Company expended $272,047 in 2001 and $761,673 in 2000 on research and development.

Costs of Environmental Compliance

The Company believes it is in compliance with all applicable environmental laws and the cost of such compliance to the Company has been minimal.

Employees and Board

The Company employs 5 full time people and 1 part-time person. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be excellent. All employees of the Company are signatories to confidentiality agreements that restrict proprietary right in, and commercial development of, all technology developed by the employees.

On July 23, 2001 the Company announced that NoriYoshi Inoue was named President & CEO. Mr. Inoue replaces Dr. T. Colin Campbell, who served as Chairman, CEO and President since January 31, 2000. Dr. Campbell will retain the title of Chairman and Mr. Inoue will retain his seat on the Board. Previously, Mr. Inoue was a Senior Executive with over 25 years of Japanese and international management, marketing and sales experience. He has had significant success in creating and implementing profitable worldwide marketing programs and strategies. Gary G. Chabot, the Chief Financial Officer has also assumed the position of Chief Operating Officer effective July 25, 2001. On November 13, 2001 Mac Shaibe resigned from the Board. The Board is pursuing a replacement for Mr. Shaibe.

Item 2. DESCRIPTION OF PROPERTIES

The Company’s executive offices and research facilities are located at Langmuir Laboratories in Ithaca, New York, and occupy 6,210 square feet at that location. The Company occupies this space under a one-year lease from Cornell University, which expires in April 2002, and provides for automatic renewals. At this time, the Company believes that this space is sufficient for its administrative offices as well as the Internet operation, and the current manufacturing and research and development activities.

Item 3. LEGAL PROCEEDINGS

On February 14, 2001 the Hadyk, et al. V. John G. Babish, et al. case that was commenced in the New York State Supreme Court against the Company was dismissed. This case was commenced in New York State Supreme Court (Onondaga County) in June 1993 by certain persons, individually and doing business as In Vitro Bioanalytic Systems, against the Company, Dr. John G. Babish, a former officer and director of the Company, and Edward Heslop, a founding shareholder of the Company, primarily as an action for money damages and injunctive relief against the Company for alleged misappropriation of proprietary information and unfair competition. The plaintiffs allege, among other things, that in 1990, prior to the Company’s incorporation, a partnership has been formed with Messrs. Babish and Heslop to commercialize products that the Company was developing. Damages, an accounting and an injunction are being sought against the Company. By decision dated September 14, 1994, the Court dismissed certain of the plaintiff's claims against the Company while permitting a claim alleging unfair competition to proceed. Discovery has been temporarily stayed pending resolution of a motion for summary judgment brought by certain of the Company’s defendants. That motion was successfully and fully resolved, and the Judge, on March 7, 2001 signed an order dismissing all of the plaintiff's refining claims against the Company. The Judge not only exonerated the Company of any wrongdoing, but also rejected the plaintiff's fundamental premise that they had a property interest in the technology at issue in this case. In December 2001, the plaintiffs filed an appeal. The Company intends to be fully responsive to the appeal and is confident of the summary judgment motion being upheld.

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

The following table sets forth the high and low bid prices for the Common Stock during the periods indicated as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, markdowns or commissions.

Common Stock
	High Bid	Low Bid

Fiscal 2000
First Quarter	1/2	1/4
Second Quarter	1-5/32	9/32
Third Quarter	19/32	3/8
Fourth Quarter	19/32	21/64

Fiscal 2001
First Quarter	17/32	1/8
Second Quarter	15/64	5/32
Third Quarter	1/5	7/64
Fourth Quarter	11/32	7/64

As of January 14, 2002, the Company had 23,929,388 shares of Common Stock outstanding held by 323 record holders.

The Company did not pay cash dividends on the Common Stock during the two fiscal years ended September 30, 2001. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate that cash dividends will be paid until earnings of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings or any earnings.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a development stage enterprise, the Company, since inception, has been primarily engaged in research, product engineering, and capital formation. As such, the Company has not generated significant revenues to date on a recurring basis.

On July 20, 1999 the Company signed a Development Agreement with Kubota Corporation to further develop the Company’s patented AH-1 Method for use in the monitoring of municipal waste incinerators in Japan. The Company signed a final Licensing Agreement with the Kubota Corporation on January 18, 2000 for the sale of the Company’s AH-1 Method in the Japanese market. On June 1, 2000, as part of the License Agreement, Paracelsian delivered an Assessment Plan to Kubota, detailing the Kits' functionality. Kubota reviewed and evaluated the Assessment Plan, and paid the License Fee of $150,000. The payment signified Kubota’s acceptance of the AH-1 Method. In return, the Company provided Kubota with an exclusive license to manufacture and distribute the AH-1 Method in Japan. On October 1, 2001 Kubota concluded that the AH-1 Method is effective for their purpose and therefore they paid the second installment of $150,000 on their license agreement, seventeen months early. Through October 31, 2001, Kubota has purchased 480 kits (for 3,600 tests) for distribution in Japan. Also, on October 1, 2001 Kubota agreed to pay $350,000 in installments which is earmarked for upgrading of the Ah-IMMUNOASSAY® Kits. The first payment of $175,000 was made on September 28, 2001, the second installment of $40,000 was paid on December 28, 2001 and the third and fourth installments are due in March 2002 and in September 2002. The first payment of $175,000 has been reflected in long-term deferred revenue on the accompanying balance sheet.

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

In July 2001 the Company announced that they have signed an agreement with the Institute of Nutrition and Food Hygiene, the leading laboratory of the national government located in Beijing, People’s Republic of China. The Institute agrees to provide research services to Paracelsian related to acceleration of advancement to the Ah-IMMUNOASSAY® Kit, and assistance in achieving a leadership position in the worldwide marketplace.

Paracelsian and the New York State Energy Research and Development Authority (NYSERDA) announced in September 2001 a joint $360,000 contract for the development of extraction kits for the company’s Ah-IMMUNOASSAY® Kit. NYSERDA is a public benefit corporation created in 1975 by the New York State Legislature. With this contract, Paracelsian will develop cost effective extraction methods, suitable for various emerging markets, that are compatible and can be sold with existing Ah-IMMUNOASSAY ® Kits.

The Company is also participating in the initial analysis for the Hudson River PCB clean up project. In March 2002 we will be given 45 soil/sediment samples, taken from the Hudson River, to test using our kit.

The Japanese Patent Office in March 2001 issued to Paracelsian Patent #3,144,689, detection of dioxin-like compounds through the use of the company’s Ah-IMMUNOASSAY® Kit. This is Paracelsian’s sixth patent related to the company’s core technology, and the first outside of the United States. This patent which is equivalent to the US patent # 6,127,136 (October 5, 2000) continues the process of strengthening Paracelsian's position in the worldwide dioxin detection marketplace.

Results of Operations

The Company’s fiscal 2001 net loss after cumulative effect of a change in accounting principle of approximately $1,617,000 is approximately $230,000 less than the fiscal 2000 loss of $1,847,000. Revenues decreased by $145,000 primarily as a result of revenues received and deferred license revenue from the Ah-IMMUNOASSAY® license agreement with Kubota Corporation. Operating expenses decreased by $705,000 as a result of decreases in payroll, utilities, legal, office expense, consulting and director fees, supplies and amortization, as part of the Company’s program to control costs, and optimizing the use of its resources.

Included in the net loss during the development stage for 2001 is $211,215 of expense resulting from increasing the reserve for the note receivable and related accrued interest receivable from East West Herbs, Ltd. (see note 3 (a) to the consolidated financial statements). Also included in the net loss during the development stage for 2001 is $160,363 of expense resulting from writing off patent and trademark costs which the Company had determined were either no longer enforceable or of continuing value. As required by accounting principles generally accepted in the United States of America and because of the Company's historic losses and concerns about liquidity and capital resources, management will continue to monitor the recoverability of the remaining intangible assets.

Liquidity and Capital Resources

As of September 30, 2001, the Company had cash of approximately $163,000 and a net working capital deficit of approximately $1,318,000. Management believes that revenues from the sale of Ah-IMMUNOASSAY® Kits will accelerate throughout the coming year and that the Company will achieve positive cash flow from operations during 2002. Until such revenues are realized on a sustained basis, the Company will require additional capital to meet its obligations and continue operations. BioSignia, the Company’s largest shareholder, has advanced additional funds of $118,800 during the current fiscal year. In January and February 2001 the Company issued three Convertible Promissory Agreements in the amounts of $50,000, $30,000 and $10,000. The Agreements mature in one year from the issuance date and each holder may convert the Agreement into shares of Restricted Common Stock of the Company at any time up to and including the maturity date but not thereafter. The $50,000 Agreement expires on February 15, 2002. The $30,000 Agreement expired on January 10, 2002 and was extended to July 10, 2002 and the $10,000 Agreement expired on January 9, 2002 and was extended to July 9, 2002.

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

The Company, on July 1, 1991 signed an exclusive License Agreement with the Cornell Research Foundation (CRF) for the exclusive right to make, have made, use or sell Paracelsian Ah-IMMUNOASSAY® Kits. The Agreement states that Paracelsian will pay a royalty of 3% to CRF on any sales of the Kits and $8,490 has been accrued as of September 30, 2001. The Agreement also stipulates that any patent costs incurred by CRF shall be reimbursed by Paracelsian. As of September 30, 2001, the Company has accrued $137,399 for reimbursable patent costs billed by CRF.

Management is seeking a capital infusion of at least $1 million to strengthen its working capital position and bridge its needs until the revenue stream is sustained. Current monthly cash requirements in order to sustain meaningful operations are approximately $80,000. Management will continue to evaluate the most cost effective means of raising any additional needed capital. Although management is confident of its ability to raise needed capital, there can be no assurance that additional financing will be available on acceptable terms or at all.

Item 7. FINANCIAL STATEMENTS

Independent Auditors’ Report.

Consolidated Balance Sheet as of September 30, 2001.

Consolidated Statements of Operations for the years ended September 30, 2001 and 2000, and the cumulative period from April 15, 1991 (inception) to September 30, 2001.

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2001 and 2000 and the cumulative period from April 15, 1991 (inception) to September 30, 2001.

Consolidated Statements of Cash Flows for the years ended September 30, 2001 and 2000 and the cumulative period from April 15, 1991 (inception) to September 30, 2001.

Notes to Consolidated Financial Statements.

The Board of Directors and Stockholders
Paracelsian, Inc.:

We have audited the accompanying consolidated balance sheet of Paracelsian, Inc. and subsidiary (a development stage enterprise) as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2001 and 2000 and for the period from April 15, 1991 (inception) to September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period April 15, 1991 (inception) to September 30, 2001 include amounts for the period from April 15, 1991 (inception) to September 30, 1995, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period April 15, 1991 (inception) through September 30, 1995 is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paracelsian, Inc. and subsidiary (a development stage enterprise) as of September 30, 2001 and the results of their operations and their cash flows for the years ended September 30, 2001 and 2000 and for the period April 15, 1991 (inception) to September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) (b) to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's’s plans in regard to these matters are also discussed in Note (1) (b). Additionally, the Company is subject to litigation as described in Note (7)(e). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 /s/KPMG LLP
Raleigh, NC
December 28, 2001

PARACELSIAN, INC. AND SUBSIDIARY (A Development Stage Company) Consolidated Balance Sheet September 30, 2001

Assets	2001

Current Assets:
Cash and cash equivalents	$162,946
Prepaid expenses	33,185
Other current assets	2,975

Total current assets	199,106

Equipment, net	56,918
Interest Receivable, net of reserve of $62,465	-
Note Receivable, net of reserve of $148,750	-
Other Assets:
Patents and trademarks, net	59,483

116,401

$315,507

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$353,718
Accrued expenses	692,991
Current portion of capital lease obligation	1,048
Current portion of notes payable	128,992
Current portion of deferred revenue	29,976
Advances from related party	310,677

Total current liabilities	1,517,402

Long term portion of capital lease obligation	468
Long term portion of notes payable	3,615
Long term portion of deferred revenue	394,272

Total current and long term liabilities	1,915,757

Stockholders' Deficit:
Common stock, $.01 par value: 35,000,000 shares authorized and 23,929,388 shares issued and outstanding	239,294
Additional paid-in capital	25,624,347
Deficit accumulated during the development stage	(26,121,376)
Treasury stock, at cost; 265,748 shares	(1,342,515)

Total stockholders' deficit	(1,600,250)

Commitments and contingency
315,507

See accompanying notes to consolidated financial statements

PARACELSIAN, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
For the years ended September 30, 2001 and 2000
and cumulative period from April 15, 1991 (inception) to September 30, 2001

		Year ended September 30,		Cumulative Period from Inception to September 30, 2001

		2001	2000

Revenues:
Marketing rights — Ah-IMMUNOASSAY		$269,517	283,677	1,121,189
Products		7,201	62,318	259,219
Product testing		7,600	83,621	169,977
Product royalties		-	-	1,246
Subscription revenue		-	-	31,625

		284,318	429,616	1,583,256
Operating expenses:
Research and product engineering		272,047	761,673	9,454,078
General and administrative		1,373,575	1,340,831	15,840,742
Product launch costs		-	-	300,544
Cost of product sold		49,877	171,689	316,589

		1,695,499	2,274,193	25,911,953

Loss from operations during the development stage		(1,411,181)	(1,844,577)	(24,328,697)

Interest income (expenses), net		(62,406)	(2,541)	440,016
Gain (loss) on sale of assets		(13,960)	-	24,528

Net loss during the development stage before cumulative effect of accounting change		(1,487,547)	(1,847,118)	(23,864,153)

Cumulative Effect of Accounting Change		(129,223)	-	(129,223)

Net Loss During Development Stage		(1,616,770)	(1,847,118)	(23,993,376)
Net loss per weighted share of common stock - Basic and Diluted	$
Basic and Diluted (Before cumulative effect)		(0.06)	(0.09)
Basic and Diluted (After cumulative effect)		(0.07)	(0.09)

Weighted average number of shares outstanding
Basic and Diluted		23,566,793	21,346,964

See accompanying notes to consolidated financial statements

PARACELSIAN, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the years ended September 30, 2001 and 2000
and the cumulative period from April 15, 1991 (inception) to September 30, 2000

	Preferred Stock			Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Treasury Stock	Total
	Shares		Amount	Shares	Amount
Issuance of Common Stock	-		$-	12,023,614	$120,236	$10,603,362	$-	$-	$10,723,598
Redemption of Common Stock	-		-	(245,000)	(2,450)	-	-	-	(2,450)
Initial Public Offering, Net of Costs	-		-	1,150,000	11,500	5,103,451	-	-	5,114,951
Issuance of Warrants & Options	-		-	-	-	168,500	-	-	168,500
Warrant Dividend	-		-	-	-	436,898	(500,000)	-	(63,102)
Termination of Warrants	-		-	-	-	(35,000)	-	-	(35,000)
Issuance of Preferred Stock	102,351		1,024	-	-	4,978,573	-	-	4,979,597
Acquisition of Treasury Stock	-		-	-	-	-	-	(1,342,515)	(1,342,515)
Conversion of Preferred Stock	(102,351)		(1,024)	5,371,000	53,710	(52,686)	-	-	-
Preferred Dividends and Beneficial Conversion Feature	-		-	-	-	1,628,000	(1,628,000)	-	-
Repayment of Officer Stock Subscription Receivable	-		-	-	-	89,850	-	-	89,850
Exercise of Warrants and Options	-		-	3,180,947	31,809	1,399,956	-	-	1,431,765
Surrender of shares	-		-	(705,000)	(7,050)	7,050	-	-	-
Net loss	-		-	-	-	-	(20,529,488)	-	(20,529,488)

Balance, September 30,1999	-		-	20,775,561	207,755	24,327,954	(22,657,488)	(1,342,515)	535,706

Issuance of Common Stock	-		-	1,250,000	12,500	487,500	-	-	500,000
Issuance of Common Stock for services rendered	-		-	148,600	1,486	68,745	-	-	70,231
Issuance of Common Stock for debt conversion	-		-	1,250,000	12,500	487,500	-	-	500,000
Exercise of Warrants				66,688	667	32,678	-	-	33,345
Net loss	-		-	-	-	-	(1,847,118)	-	(1,847,118)

Balance, September 30, 2000	-		-	23,490,849	234,908	25,404,377	(24,504,606)	(1,342,515)	(207,836)

Issuance of Common Stock for services rendered	-		-	438,539	4,386	139,970	-	-	144,356
Contributed Capital						80,000	-	-	80,000
Net loss	-		-	-	-	-	(1,616,770)	-	(1,616,770)

Balance, September 30, 2001	-	$	$-	23,929,388	$239,294	$25,624,347	$(26,121,376)	$(1,342,515)	(1,600,250)

See accompany notes to consolidated financial statements

PARACELSIAN, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the years ended September 30, 2001 and 2000
and the cumulative period from April 15, 1991 (inception) to September 30, 2001

	2001	2000	Cumulative Period from Inception to September 30, 2001

Cash flows from operating activities:
Net loss	$(1,616,770)	$(1,847,118)	$(23,993,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on sale of assets	$13,960	-	(24,528)
Non-cash compensation expense	144,356	70,231	1,619,657
Other non-cash expenses	-	-	1,954,756
Depreciation and amortization	63,003	241,029	2,410,348
Write off of patents and trademarks	160,363	-	160,363
Contributed capital	80,000	-	80,000
Write off of note and interest receivable	211,215	148,750	359,965
Changes in operating assets and liabilities:
Interest receivable	(35,612)	(26,853)	(62,465)
Inventories	926	170,763	-
Prepaid expenses and other current assets	7,139	7,739	(36,160)
Accounts payable	(8,532)	213,346	353,718
Deferred revenue	424,248	(57,000)	424,248
Accrued expenses	295,248	188,711	692,991

Net cash used in operating activities	(260,456)	(1,039,152)	(16,060,483)

Cash flows from investing activities:
Purchase of equipment	(2,852)	(698)	(740,718)
Proceeds from sale of equipment	10,860	-	37,828
Acquisition of licensed technology	-	-	(53,656)
Acquisition of patents and trademarks	(14,312)	(7,550)	(507,484)
Acquisition of New Century Nutrition newsletter	-	-	(350,000)
Acquisition of option for East West Herbs, Ltd. and related acquisition costs	-	-	(92,866)
Loan to East West Herbs, Ltd.	-	-	(340,000)
Payment from East West Herbs, Ltd.	-	-	42,500

Net cash used in investing activities	(6,304)	(8,248)	(2,004,396)

Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs	-	-	5,124,014
Sale of common and preferred stock, net of costs	-	-	11,776,088
Proceeds from the sale of common stock	-	500,000	500,000
Proceeds from the exercise of warrants	-	33,345	1,219,640
Proceeds from the exercise of options	-	-	68,900
Purchase of treasury stock	-	-	(1,342,515)
Cost of warrant dividend	-	-	(63,102)
Increase in capital lease obligation	-	-	31,212
Payment on capital lease obligations	(7,033)	(11,900)	(29,696)
Proceeds from advances from related party	118,800	797,350	916,150
Payments on advances from related party	-	(105,473)	(105,473)
(Decrease) Increase in notes payable	90,816	(57,553)	132,607

Net cash provided by financing activities	202,583	1,201,769	18,227,825

Net increase (decrease) in cash and cash equivalents	(64,177)	154,369	162,946

Cash and cash equivalents, beginning of period	227,123	72,754	-

Cash and cash equivalents, end of period	$162,946	$227,123	$162,946

Supplemental disclosures:
Cash paid during the period for interest	$18,126	$47,893	$99,440

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired, net of cash acquired	-	-	$1,733,212
Less - liabilities assumed	-	-	83,212
Less - issuance of common stock	-	-	1,644,000

Net cash paid	-	-	6,000

Warrant dividend	$-	$-	$500,000
Issuance of common stock/warrants for services and to reduce liabilities	144,356	570,231	1,599,788
Purchase of equipment	-	-	90,950
Repayment of officer stock subscription receivable	-	-	89,850
Issuance of common stock for licensing and technology rights	-	-	3,338

See accompanying notes to consolidated financial statements

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2001 and 2000

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
September 30, 2001 and 2000

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $1,617,000 (after cumulative effect of change in accounting principal) and $1,847,000 for the years ended September 30, 2001 and 2000, respectively, and has a working capital deficit of approximately $1,318,000 as of September 30, 2001.

The Company’s plan is to continue to advance the Ah-IMMUNOASSAY® Kit technology so as to be the premier screening and monitoring methodology within the worldwide marketplace. To fund certain of its continual development expenses the Company, in September 2001, received an approval for a grant from the New York State Energy Research and Development Authority which will result in joint funding of $360,000.

On October 1, 2001 an Applications Research Agreement was signed between Kubota Corporation and the Company in the amount of $350,000. This amount is earmarked for the upgrading of the Ah-IMMUNOASSAY® Kit and will be paid in four installments. The first payment of $175,000 was made on September 28, 2001 and the second installment of $40,000 was paid on December 6, 2001. The final two installments will be made in March 2002 ($90,000) and September 2002 ($45,000).

Management is also aggressively seeking an investment of at least $1,000,000 to strengthen its working capital position, and active discussions with a number of interested parties are continuing. Current monthly cash requirements in order to sustain meaningful operations are approximately $80,000, and management fully expects to meet its financial obligations as described above.

The Company has a note receivable outstanding, including accrued interest, of approximately $400,000, which has been fully reserved at September 30, 2001. The Company is continuing its efforts to collect the entire amount of this receivable. The Company also has an inventory of Andrographis paniculata that it is attempting to sell through its Internet sites. Andrographis is an annual plant that grows in much of Asia. Modern research has examined the effect of Andrographis on various viral infections and general immunological functions, and the research has indicated very promising results. Because this inventory has been slow-moving, the Company has written it off completely. However, the Company will continue with its efforts to sell this inventory. If it is successful in its efforts, the retail value could approximate $300,000 (unaudited). As of January 31, 2002, the Company has sold $2,686 (unaudited) through the internet.

In December 2001, the Company made an offer to acquire the assets of East West Herbs (USA) in exchange for the note receivable owed to the Company. The offer was accepted and the parties are in the final stages of negotiating an Asset Purchase Agreement. See Notes (3)(a) and (9).

The actions described above represent the Company’s plans to generate cash flow, thereby enabling the Company to continue to operate as a going concern. There is no assurance that these efforts will be successful.

 (Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2001 and 2000

(2) Significant Accounting Policies

(a) Consolidation
The consolidated financial statements of the Company include the accounts of Paracelsian, Inc. and its wholly-owned subsidiary ParaComm, Inc. formerly known as Para Acquisition Corp. This subsidiary has had no activity for the years ended September 30, 2001 and 2000. All significant intercompany balances and transactions have been eliminated in consolidation.
(b) Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with an original maturity of three months or less. As of September 30, 2001, the Company’s cash and cash equivalents aggregated $162,946.
(c) Research and Product Engineering
Company sponsored research and product engineering expenditures have been charged to expense as incurred. These costs consist primarily of employee salaries and direct laboratory costs. The cost of extracts used in research and development activities is expensed as consumed.
(d) Net Loss Per Share
Basic loss per common share is based on the weighted average number of common shares outstanding. Diluted net loss per common share is based on the weighted average number of common shares outstanding and the potentially dilutive common shares, which comprise shares issuable upon exercise of stock options, stock warrants, stock subscriptions, and conversion of preferred stock. Diluted net loss per common share is equal to the basic net loss per common share for the years ended September 30, 2001 and 2000 as common equivalent shares of 2,205,130 and 1,131,757, respectively would have an antidilutive effect.

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2001 and 2000

(f)Patents and Trademarks

The Company has acquired or applied for certain patent and trademark rights. Costs associated with the acquisition and application for these rights have been capitalized and are being amortized on the straight-line method over the estimated legal lives of the assets of approximately 15 years. Accumulated amortization of the patents and trademarks totaled $11,963 at September 30, 2001. During 2001, the Company wrote off approximately $160,000 of patents and trademarks which were determined to be either no longer enforceable or of continuing value.

(g)Equipment and Depreciation

Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using the straight-line method. Equipment consists of the following at September 30, 2001:

	Useful Lives	2001

Laboratory equipment	10 Years	$478,796
Office furniture and equipment	10 Years	75,713
Computer equipment	5 Years	138,489

		692,998
Less - accumulated depreciation		636,080

		$56,918

Depreciation expense aggregated $58,141 and $69,711 for the years ended September 30, 2001 and 2000, respectively.
(h)Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2001 and 2000

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
(j) Recently Adopted Accounting Standard

In 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." Under the new accounting method, adopted retroactive to October 1, 2000, the Company recognizes revenue, relating to up-front licensing fees, systematically over the period that the fees are earned. The cumulative effect of the change on prior years resulted in a reduction in revenue of $129,223. The net loss during the development stage for 2000 based upon retroactive application of SAB 101 is as follows:

2000

Net loss during the development stage	$(1,847,118)
Revenue deferred pursuant to SAB 101	(129,223)

Net loss during the development stage assuming retroactive application of SAB 101	$(1,976,341)

(k) Reclassifications
Certain 2000 amounts have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on net loss or stockholders' deficit accumulated during the development stage as previously reported.

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

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2001 and 2000

The loan originally provided for repayment in eight equal quarterly installments of $42,500 plus interest at the LIBOR rate. Since making the first installment payment and related accrued interest, East West Herbs, Ltd. has not made additional payments and is currently in default on the obligation. The parties continued to negotiate the terms of a work-out agreement that would provide an extension of time (up to two years) for principal repayment, change the interest rate to prime plus 2% and further collateralize the repayment obligation. In 1998, management determined that this note was impaired. Accordingly, the Company classified the entire obligation as non-current and provided a reserve of $148,750 for collectibility. East West Herbs, Ltd. and the Company are negotiating for the transfer of the assets East West Herbs (USA) to the Company as payment of the loan. As of September 30, 2001, the Company had reserved the remaining outstanding note receivable and accrued interest receivable balances because the arrangement with East West Herbs (USA) was not finalized.
(b) Pacific Liaisons
During October 1994, a wholly-owned subsidiary of the Company acquired Pacific Liaisons for approximately $1.6 million in common stock. The acquisition has been accounted for using the purchase method of accounting for a business combination and the accompanying statement of operations includes the results of operations of Pacific Liaisons from October 25, 1994. The allocation of the purchase price was based on an independent appraisal of certain assets acquired which include ACM extracts and a licensing agreement. The approximately 2,800 TCM extracts could be sold outright or utilized in various research and development applications using the Company's screening technology. It is the Company's intention to continue to sell/license the extracts to established pharmaceutical and biotechnology companies. Effective October 1, 1995, the Company elected to begin amortizing the cost of the TCM extracts on a straight line basis over a five-year period, which represents the estimated period over which the extracts will be used in the Company's research and development efforts. Amortization expense of the extracts aggregated $99 and $155,580 for the years ended September 30, 2001 and 2000, and is included in research and product engineering expense in the accompanying consolidated statements of operations.
Through a licensing agreement with the Institute of Nutrition and Food Hygiene, an institute within the Chinese Academy of Preventive Medicine, the Company has the exclusive right to acquire up to 10,000 additional extracts. The licensing agreement is being amortized over a period of five years commencing in October 1994. As of September 30, 2001, the licensing agreement was fully amortized.

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2001 and 2000

(4) Stockholders' Equity (Deficit)

(a) Common Stock Offerings
In January 1998, the Company sold 3,571,429 shares of common stock for $500,000 to BioSignia, Inc. ("BioSignia"). BioSignia also received warrants to purchase an additional 2,871,429 shares of common stock at a price of $520,000. In August 1998, BioSignia exercised its warrants. BioSignia became the major shareholder and has three of its representatives serving on the six member Board of Directors. BioSignia is controlled by T. Colin Campbell, a director of the Company and Chairman effective, July 2001, and his son, T. Nelson Campbell, a former Vice President of the Company and current director. The Company used the proceeds for working capital and research and development.
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

(b) Other Transactions
During the years ended September 30, 2001 and 2000, the Company issued 438,539 and 148,600 shares of common stock, respectively, in exchange for services rendered. The transactions have been valued based on the estimated fair value of the common stock on the date issued.
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
Additionally, in connection with certain private placement transactions during fiscal 1996, the Company issued common stock warrants exercisable for an aggregate of 1,883,333 shares of common stock at prices ranging from $3.25 to $4.50 per share and varying other terms and restrictions. As of September 30, 2001, none of these warrants had been exercised and all had expired.

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2001 and 2000
During fiscal 1999, in connection with certain private placement transactions, the Company issued common stock Class A warrants exercisable for an aggregate of 350,000 shares of common stock at $1.00 per share, expiring on June 1, 2000 and Class B warrants exercisable for an aggregate of 350,000 shares of common stock at $1.20 per share, expiring on June 1, 2001. On June 19, 2000 the Board of Directors approved of lowering the exercise price on the Class A warrants to $.50 per share and extended the expiration date to September 7, 2000. As of September 7, 2000 all Class A warrants exercisable for an aggregate of 350,000 shares of common stock at $.50 per share had expired. As of September 30, 2001, those Class B warrants exercisable for an aggregate of 350,000 shares of common stock at $1.20 per share had expired.

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
Changes in the status of options under the Plan are summarized as follows:

	Year Ended September 30,
	2001	2000

Options outstanding at beginning of period	1,131,757	1,090,500
Granted	1,900,000	739,204
Forfeited	(826,627)	(697,447)
Exercised	-	-

Outstanding at end of period	2,205,130	1,131,757

Number of options at end of period -
Exercisable
	712,795	498,421
Available for grant
	-	-

Average exercise price of options outstanding	$.30	1.04

Average exercise price of options granted	$.19	-

Average exercise price of options forfeited	$.82	1.58

Average exercise price of options exercisable	$.46	1.04

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2001 and 2000

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
On January 15, 1998, the Company granted to the then Chief Executive Officer, 100,000 shares of stock and options to acquire 800,000 shares at an exercise price of $.22 per share, which represented the estimated fair value of common stock at the close of business on January 14, 1998. The options included various vesting requirements having to do with the Company’s stock price and time served. At September 30, 1999, 100,000 options had been exercised. Upon the expiration and non-renewal of the Officer’s contract in January 2000, options totaling 700,000 shares expired.

On January 24, 2000, the Company granted options to acquire 525,000 shares of common stock at an exercise price of $.45 per share, which represented the estimated fair value of common stock at the close of business on January 24, 2000, to the Chief Executive Officer and Chairman. The options included various vesting requirements having to do with the Company’s stock price and time served. On the date that the closing price of the common stock of the Company is equal to or greater than $1.50 per share for ten consecutive trading days 100,000 Option Shares shall vest. At each date that the stock price equals or exceeds $2.00, $2.50 and $3.00 per share for ten consecutive trading days, an additional 100,000 shares shall vest. As the vesting requirements are contingent upon variable terms, whereby the number of shares exercisable are dependent upon the future price of the Company’s stock, the Company will be required to recognize compensation expense in the future for the difference between the quoted market price and the exercise price of the shares. As of September 30, 2001, no options had been exercised, 93,750 are exercisable and the remaining 431,250 expired pursuant to the modification discussed below.

On July 26, 2001 the Chief Executive Officer and Chairman became Chairman. The Company granted options to acquire 200,000 shares of common stock at an exercise price of $.19 per share, which represented the average of the closing prices of the shares over the five trading days preceding July 26, 2001, to the Chairman. The options include vesting requirements having to do with time served, over a two year period beginning July 26, 2001. As of September 30, 2001, no options had been exercised, 16,666 are exercisable and 183,334 are unexercisable. Since these options are considered replacement options, they are subject to variable plan accounting.

On February 1, 2000, the Company granted options to acquire 150,000 shares of common stock at an exercise price of $.45 per share, which represented the estimated fair value of common stock at the close of business on February 1, 2000, to the Chief Financial Officer. The options included vesting requirements having to do with time served. As of September 30, 2001, no options had been exercised, 50,000 shares are exercisable and the remaining 100,000 shares expired pursuant to the modification discussed below.

On July 26, 2001, the Company modified the February 1, 2000 option award and granted options to acquire 350,000 shares of common stock at an exercise price of $.19 per share, which represented the average of the closing prices of the shares over the five trading days preceding July, 26, 2001, to the Chief Financial Officer & Chief Operating Officer. As of September 30, 2001, no options had been exercised, 66,666 are exercisable and 283,334 are unexercisable. Due to the modification of the options, the options are subject to variable plan accounting.

On July 27, 2001, the Company granted options to acquire 1,000,000 shares of common stock at an exercise price of $.194 per share, which represented the average of the closing price of the shares over the five trading days preceding July 27, 2001, to the President and Chief Executive Officer. The options include a vesting requirement having to do with time served, over a five year period beginning July 27, 2001. As of September 30, 2001, no options had been exercised, 33,333 are exercisable and 966,667 are unexercisable.

Under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options except as follows: 500,000 of the 800,000 options granted to the then Chief Executive Officer on January 15, 1998 had variable terms whereby the number of shares exercisable were dependent on the future price of the Company’s stock. Compensation expense totaling $78,000 was recognized in 2000 for the difference between the quoted market price and the exercise price of the shares.
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
In order to disclose the pro forma net loss related to options, the fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: risk-free interest rates of 4.53% and 6.50%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company’s common stock of 150.2% and 155.1% and expected term of the options of 4 years and 2.4 years, respectively.

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2001 and 2000

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting periods. The Company’s pro forma information is as follows :

	September 30,
	2001	2000

Pro forma net loss after cumulative effect of accounting change	$(1,633,227)	(1,883,409)
Pro forma loss per share:
Basic and diluted
	(0.07)	(0.11)

(6) Income Taxes
The income tax effect of temporary differences that gives rise to the deferred tax asset/(liability) as of September 30, 20001 is approximately as follows:

2001

Net operating loss carryforward	$7,183,000
Patents and trademarks	(20,000)
Asset impairments	122,000
Accelerated depreciation	144,000

7,429,000
Less - valuation allowance	(7,429,000)

Net deferred tax asset	$-

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2001 and 2000

A valuation allowance of $ 7,429,000 was recorded at September 30, 2001 to offset the related net deferred tax asset due to the uncertainty of realizing the related tax benefit.
At September 30, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $21,128,000 which are available to offset future federal taxable income, if any, and expire 2006 through 2020. For the time period between April 15, 1991 (inception) and September 30, 2001, an ownership change may have occurred. Management has not determined the impact the change of ownership rules will have on the ultimate realizability of the tax benefits associated with the net operating loss carryforwards.

(7) Commitments And Contingency

(a) Lease and Rental Commitments
The Company has entered into noncancellable operating leases for executive offices and laboratory facilities from an entity owned by Cornell University covering approximately 6,000 square feet and expiring in April 2002. Such leases provide for automatic renewals for a one year term. Amounts charged to expense for the years ended September 30, 2001 and 2000 aggregated approximately $84,000 and $87,000, respectively.
(b) Capital Leases
The Company is obligated under a capital lease for equipment that expires in 2002. At September 30, 2001 the gross amount of equipment recorded under the capital lease is as follows:

Equipment	$3,786
Less accumulated depreciation	1,442

$2,344

(Continued)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Amortization of assets held under capital leases is included with depreciation expense. Future minimum capital lease payments as of September 30, 2001 are as follows:

2002	$1,152
2003	480

1,632
Less amount representing interest (10% per annum)	116

Present value of net minimum capital lease payments	1,516
Less current installments of obligations under capital leases	(1,048)

Obligations under capital leases, excluding current installments	$468

(c) Notes Payable

The Company has a note payable related to an insurance policy. The note calls for monthly installments of $5,202, bearing interest at 7.42% per annum. The note is due in March, 2002 and is unsecured. The balance of the note payable at September 30, 2001 was $33,185 and is a current liability.

In January and February 2001 the Company issued three Convertible Promissory Agreements in the amounts of $50,000, $30,000 and $10,000 bearing interest at 10% to 15% per annum. The Agreements mature in one year from the issuance date and each holder may convert the Agreement into shares of Restricted Common Stock of the Company at any time up to and including the maturity date but not thereafter. The $50,000 Agreement expires on February 15, 2002. The $30,000 Agreement expired on January 10, 2002 and was extended to July 10, 2002 and the $10,000 Agreement expired on January 9, 2002 and was extended to July 9, 2002.

A suit filed by the Company in April, 1997 against a former officer and director of the Company and related counter claims were dismissed by the court pursuant to a settlement agreement between the parties in early 1998. Under the terms of the settlement, the Company canceled a $56,000 loan made to the former officer and further agreed to pay him $26,000 over sixty monthly installments, with interest at 8.5% per annum. The balance of the note payable at September 30, 2001 was $9,422.
Future minimum payments related to notes payable are as follows:

2002	$128,992
2003	3,615

Total	$132,607

(d) Advances From Related Party
During fiscal 2001, the Company received advances from BioSignia aggregating $118,800. The cumulative advances from BioSignia total $310,677. These advances provide for additional working capital (see also footnote 4(a)). The advances bear interest at a rate of prime plus 2% and are due at the earlier of one year from September 1, 2001 or if the Company obtains financing equal to or exceeding one million dollars.
(e) Contingency
During 1993, an action was brought against the Company, a Company Vice President and a shareholder and former employee of the Company. The complaint seeks substantial money damages for alleged misappropriation of proprietary information and unfair competition. The parties have exchanged documents and conducted the depositions of certain key witnesses. On March 7, 2001 the Judge signed an order dismissing all of the plaintiff's remaining claims against the Company. In December 2001, the plaintiffs filed an appeal. The Company intends to be fully responsive to the appeal and is confident of the summary judgment motion being upheld.

(8) Licensing Arrangements

On January 21, 2000, the Company entered into a 10 year agreement with Kubota Corporation (Kubota) of Japan that establishes Kubota as the exclusive marketing and distribution agent for Paracelsian’s Ah-IMMUNOASSAY® Environmental Certification program in Japan. The agreement calls for the Company to receive $150,000 upon acceptance by Kubota based upon achievement of certain milestones related to the acceptance of an evaluation test of the Ah-IMMUNOASSAY® product. In addition, under the license agreement, Kubota is also obligated to pay the Company a royalty of 5% of net sales and, beginning in the fourth year a minimum monthly royalty of $30,000 is required.

On June 15, 2000 the Company delivered an Assessment Plan to Kubota, detailing the Ah-IMMUNOASSAY® Kits' functionality. Kubota accepted the Ah-IMMUNOASSAY® Kits, in June 2000, and subsequently paid the Company $150,000 which is nonrefundable and was recorded as Marketing Rights Revenue in the Consolidated Statement of Operations for the year ended September 30, 2000. Kubota has the right to cancel this agreement with 30 days written notice to the Company within the three year period after the effective date of the agreement. If Kubota chooses to continue the relationship, an additional license fee of $150,000 is due within 30 days of the third anniversary of the agreement. On July 27, 2001 Kubota paid the additional License fee of $150,000.

In accordance with SAB 101, the Company is recognizing the entire license fee of $300,000 over the 10 year term. Upon adoption of SAB 101, the Company recorded a cumulative effect of the accounting change of approximately $129,000 (see note 1 (j)).

On January 19, 1995 the Company and The Dow Chemical Company (DOW) entered into a License Agreement whereby Paracelsian granted to DOW a nonexclusive license to evaluate and practice proprietary information and Patent Applications and an exclusive option to acquire a worldwide, exclusive license, including a right to sublicense thereunder, to practice all aspects of proprietary information related to environmental bioassay apparatus and testing, except for blood and blood component bioassays and bioassays for indoor air and water quality applications for homes and office buildings under any claims of patents resulting from Patent Rights. DOW paid the Company $250,000 for the nonexclusive license granted.

On November 2, 1998 Paracelsian and DOW signed a License Revocation Agreement that modified the entirety of the License Agreement dated January 19, 1995. The parties agreed to a termination of any and all license, sublicense, or option provisions concerning the proprietary information, as provided in the original License Agreement. In consideration for DOW’s agreement to terminate any and all license, sublicense, or option provisions Paracelsian agreed to pay DOW 10% of all sublicense of the proprietary information which formed the basis of the License Agreement and 10% of any sales of any products derived from the proprietary information which were the subject of the License Agreement. The maximum total value for any and all such payments shall not exceed $250,000. As of September 30, 2001, $58,300 has been accrued as payments under this agreement.

On July 1, 1991 the Company signed an Exclusive License Agreement with the Cornell Research Foundation, Inc. (CRF) for the exclusive license to make, have made, use or sell Licensed Products throughout the world. This Agreement pertains to the manufacture and sales of Paracelsian’s Ah-IMMUNOASSAY® Kits. The Agreement stipulates that Paracelsian will pay to CRF a royalty of 3% of any sales of the Kits. As of September 30, 2001, $8,490 has been accrued as royalty payments. The Agreement also states that the Company shall reimburse CRF for any patent costs incurred by CRF associated with the Licensed Products. The Company has accrued $137,399 for patent expenses.

(9) Subsequent Events

On December 12, 2001 the Company made an offer to acquire the assets of East West Herbs (USA) in exchange for the note receivable and accrued interest owed to the Company (see note 1 (b)). This offer was accepted on December 21, 2001. The parties are in the process of preparing an Asset Purchase Agreement. The transfer of assets is subject to certain conditions, including the approval of the manufacturer of the products sold by East West Herbs (USA). The agreement is expected to be finalized by February 15, 2002.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Six individuals serve as directors, with two elected to serve a one year term until the Annual Meeting of Shareholders in 2002 ("Class I Directors"), two elected to serve a two year term until the Annual Meeting of Shareholders in 2003 ("Class II Directors"), and two elected to serve a three year term until the Annual Meeting of Shareholders in the year 2004 ("Class III Directors"), or until their successors are elected and qualified.

Listed below are the names of the Class I Directors, together with their ages at December 31, 2001, and their principal occupations during the past five years.

Name and Age		Principal Occupation Over Last Five Years

T. Nelson Campbell	37

Chairman, BioSignia, Inc. Chapel Hill, North Carolina since 1996; prior to that, Vice President, Paracelsian, Inc. from 1995 to 1996; prior to that, President, Pacific Liaisons, Ithaca, NY (until its merger into Paracelsian in 1995).

Hira Gurtoo	63	President, Professional Financial Advisers, Inc., Amherst, New York since 1992; Cancer Research Scientist, Roswell Park Cancer Institute, Buffalo, New York until February 1998.

Listed below are the names of the Class II Directors, together with their ages at December 31, 2001, and their principal occupations during the past five years.

Name and Age		Principal Occupation Over Last Five Years

Lianping He	54

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

Thomas D. Livingston	49	President and Co-founder, TLC Management Corp. since 1992; Chief Financial Officer, BioSignia, Inc. Chapel Hill, North Carolina since 1997.

Listed below are the names of the Class III Directors, together with their ages at December 31, 2001, and their principal occupations during the past five years.

Name and Age		Principal Occupation Over Last Five Years

Dr. T. Colin Campbell	67

Jacob Gould Schurman Professor of Nutritional Sciences, Cornell University, Ithaca. NY; Founder and Director, Pacific Health Laboratories (NASDAQ Symbol PHLI) since 1995; Founder and Director, BioSignia, Inc., Chapel Hill, North Carolina.

NoriYoshi Inoue	54

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

ITEM 10. EXECUTIVE COMPENSATION

The cash and cash equivalent compensation paid by the Corporation during the fiscal year ended September 30, 2001 to its chief executive officer is as follows:

	Annual Compensation					Long Term Compensation
					Awards		Payouts
				Other	Restricted
		Salary	Bonus	Annual Stock Compensation	Option/ Awards	LTIP/SARS	All Other Payouts	Compensation
Name and Position	Year	($)	($)	($)(1)	($)	(#)	(#)	($)

NoriYoshi Inoue President and CEO	2001	120,000	-0-	-0-	-0-	1,000,000	-0-	-0-

The following table contains information with respect to stock options to purchase shares of the Common Stock held by the chief executive office during 2001.

Aggregated Options Exercises in 2001 and September 30, 2001, Options Values
	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at September 30, 2001 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at September 30, 2001(1) Exercisable/Unexercisable

NoriYoshi Inoue	0	-0-	33,333 / 966,667	($11,331) / ($32,867)

(1) Value represents the difference between the fair market value and the exercise price for the unexercised options at September 30, 2001.

Employment Agreement

The Corporation entered into an employment contract with Dr. T. Colin Campbell (the "Officer") to be Chairman of the Board of the Corporation as of July 26, 2001 (the "Agreement"). The employment term under the Agreement is for two years. The Officer has the option to terminate the Agreement upon sixty days' written notice to the Corporation. Under the Agreement, the Officer receives an annual cash salary. The Officer's annual compensation pursuant to the Agreement for 2001 is $48,000. On July 26, 2002, if the officer has been in continuous service with the Company as its Chairman of the Board, then a total of 100,000 Option shares of Common Stock shall vest. As of September 20, 2001, 16,666 had vested. Also, under the Agreement further options were also granted to acquire an additional 100,000 shares provided the Officer has been in continuous service as of July 26, 2003. Under the Agreement, the Officer is entitled to all fringe benefits, which are generally provided by the Corporation for its employees.

The Corporation entered into an employment contract with NoriYoshi Inoue (the "CEO") to be President and Chief Executive Officer of the Corporation as of July 27, 2001 (the "Contract"). The initial employment term under the Contract is for one year. On each anniversary of the effective date of the Contract, the term of the Contract shall automatically be extended for an additional one year period beyond the then effective expiration date unless written notice form the Corporation or the Officer is received 45 days prior to the anniversary date advising the other that the Contract shall not be further extended. In addition, the Officer has the option to terminate the Contract upon sixty days' written notice to the Corporation. Under the Contract, the Officer receives an annual cash salary, with annual adjustments and discretionary bonuses as determined by the Board. The Officer's compensation pursuant to the Agreement is $120,000 per year, with such salary increased to $180,000 per year based on the Company reaching cash flow milestones and he is eligible for a bonus up to $50,000. On July 27, 2002, and for each of the next four years, if the Officer has been in continuous service with the Company as its Chief Executive Officer, then a total of 200,000 Option shares of Common Stock shall vest per year. As of September 20, 2001, 33,333 had vested. Under the agreement, the Officer is entitled to all fringe benefits, which are generally provided by the Corporation for its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the Corporation's knowledge, as of January 14, 2002 listed below are the only shareholders of the Corporation that owned more than five percent of the Shares. The following table sets forth certain information as to these shareholders:

Name of Shareholder	Shares Currently Beneficially Owned	Percent of Shares Beneficially Owned(2)

BioSignia, Inc. 100 Europa Drive, Suite 599 Chapel Hill, NC 27514	6,913,565 (1)	28.89%

T. Colin Campbell 100 Europa Drive, Suite 599 Chapel Hill, NC 27514	7,033,126 (1)	29.39%

T. Nelson Campbell 100 Europa Drive, Suite 599 Chapel Hill, NC 27514	7,370,277 (1)	30.88%

The Travelers Insurance Company 205 Columbus Boulevard Hartford, CT 06183	1,390,000	5.81%

(1) Dr. Campbell and Mr. Campbell are the principal shareholders of BioSignia and their total shares beneficially owned include the Shares owned by BioSignia.

(2) The calculation of the percentage of class beneficially owned is based on the 23,929,388 Shares which were issued and outstanding at January 14, 2002.

The following table shows, as of January 14, 2002, the number of Shares owned by each director and by all directors and principal officers of the Corporation as a group. The address of each of the named individuals below is c/o Paracelsian, Inc., 222 Langmuir Laboratories, Cornell Technology Park, Ithaca, New York 14850.

Name of Beneficial Owner	Shares Currently Beneficially Owned(1)	Percent of Shares Beneficially Owned(2)

T. Colin Campbell	7,033,126	29.39%
T. Nelson Campbell	7,370,277	30.88%
Hira Gurtoo	66,130	*
Lianping He	18,759	*
NoriYoshi Inoue	24,666	*
Thomas D. Livingston	305,295	1.28%
Mac Shaibe	26,380	*

All Directors and Principal Officers as a group (7 persons)	7,930,942	33.14%

* Denotes beneficial ownership of less than one percent of the Shares.

(1) To the Corporation's knowledge, each person has sole voting and investment power over the Shares shown as beneficially owned by such person, except for the following shares which the individual indicates that they share voting and/or investment power: Dr. Colin Campbell – 7,033,126 Shares; Mr. Nelson Campbell – 7,370,277 Shares; and directors and principal officers as a group – 7,930,942 shares. Dr. Campbell and Mr. Campbell are the principal shareholders of BioSignia, Inc. and their total shares beneficially owned include the Shares owned by BioSignia, Inc.

(2) The calculation of the percentage of class beneficially owned is based on the 23,929,388 Shares which were issued and outstanding at January 14, 2002 plus the number of Shares capable of being issued to that individual (if any) and to directors and principal officers as a group within 60 days of the voting record date upon the exercise of stock options held by each of them (if any) and by the group, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8- K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARACELSIAN, INC.	Date:	January 31, 2002
By:/s/ T. COLIN CAMPBELL
-------------------------------------
T. Colin Campbell Chairman of the Board

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. COLIN CAMPBELL ----------------------------------- T. Colin Campbell	Chairman of the Board	January 31, 2002

/s/ NORIYOSHI INOUE ----------------------------------- NoriYoshi Inoue	Chief Executive Officer and Director (Principal Executive Officer)	January 31, 2002

/s/ GARY G. CHABOT ----------------------------------- Gary G. Chabot	Chief Financial Officer & Chief Operating Officer (Principal Financial and Accounting Officer)	January 31, 2002

/s/ NELSON CAMPBELL ----------------------------------- T. Nelson Campbell	Director	January 31, 2002

/s/ HIRA GURTOO ----------------------------------- Hira Gurtoo	Director	January 31, 2002

/s/ LIANPING HE ----------------------------------- Lianping He	Director	January 31, 2002

/s/ THOMAS D. LIVINGSTON ----------------------------------- Thomas D. Livingston.	Director	January 31, 2002