Form 10QSB
period 2001-12-31
PARACELSIAN INC /DE/
filed 2002-02-20
CIK 882362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM. 10-QSB

[ X ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2001.

OR

[ ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________.

Commission File No. 0-19844
------------------------------------------------

PARACELSIAN, INC.
------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware	16-1399565
-----------------------------	--------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Langmuir Laboratories, Cornell Technology Park, Ithaca, New York	14850
--------------------------------------------------------------------------------------	-------------------
(Address of principal executive offices)	Zip Code

Issuer's telephone number: (607) 257-4224 --------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [ X ]

There were 23,929,388 shares of Common Stock outstanding at February 1, 2002

(PAGE 1)

Paracelsian, Inc. and Subsidiary

Index

Page
PART I. - FINANCIAL INFORMATION Item 1. Financial Statements

Consolidated Balance Sheet as of December 31, 2001 (Unaudited)	3

Consolidated Statements of Operations for the three months ended December 31, 2001 and 2000 and the cumulative period from inception to December 31, 2001 (Unaudited)	4

Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and 2000 and the cumulative period from inception to December 31, 2001 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item. 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings	10

Item 6 — Exhibits and Reports of Form 8-K	11

Signatures	11

Paracelsian, Inc. and Subsidiary (A Development Stage Company) Consolidated Balance Sheet December 31, 2001 (Unaudited)

December 31, 2001
Assets
Current Assets:
Cash and cash equivalents	$17,338
Prepaid expenses	38,350
Other current assets	41,769

Total current assets	97,457

Equipment, net	49,616
Interest Receivable, net of reserve of $62,465	-
Note Receivable, net of reserve of $148,750	-
Other Assets:
Patents and trademarks, net	74,611

124,227

$221,684

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$335,395
Accrued expenses	637,639
Current portion of capital lease obligation	1,074
Current portion of notes payable	137,068
Current portion of deferred revenue	29,976
Advances from related party	310,677

Total current liabilities	1,451,829

Long-term portion of capital lease obligation	346
Long-term portion of notes payable	2,029
Long-term portion of deferred revenue	211,780
Other long-term liabilities	215,000

Total current and long-term liabilities	1,880,984

Stockholders' Deficit
Common Stock, $.01 par value; 35,000,000 shares authorized; 23,929,388 shares outstanding	239,294

Additional paid-in-capital	25,624,347
Deficit accumulated during the development stage	(26,180,426)
Treasury stock, at cost; 265,478 shares	(1,342,515)

Total stockholders' deficit	(1,659,300)

$221,684

See accompanying notes to consolidated financial statements.

(PAGE 3)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
For the three months ended December 31, 2001 and 2000,
and the cumulative period from inception to December 31, 2001
(Unaudited)

	Three Months Ended December 31,		Cumulative Period from Inception to December 31,
	2001	2000	2001
Revenues:
Marketing rights - Ah-IMMUNOASSAY®	92,103	63,255	1,084,069
Products	1,582	4,198	260,801
Product testing	-	-	169,977
Product royalties	-	-	1,246
Subscription revenue	-	-	31,625

Total Revenues	93,685	67,453	1,547,718

Operating expenses:
Research and product engineering	(37,788)	122,945	9,416,290
General and administrative	180,525	257,646	16,021,267
Product launch costs	-	-	300,544
Cost of products sold	9,131	1,395	325,720

Total Operating expenses	151,868	381,986	26,063,821

Loss from operations during the development stage	(58,183)	(314,533)	(24,516,103)

Other income	9,000		9,000
Interest income (expenses) net	(11,215)	(186)	428,801
Gain on sale of assets	1,348	-	25,876

Net loss during the development stage	(59,050)	(314,719)	(24,052,426)

Basic and diluted net loss per share of common stock	(0.00)	(0.01)

Weighted average number of Common Shares outstanding	23,676,588	22,060,316

See accompanying notes to consolidated financial statements.

(PAGE 4)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the three months ended December 31, 2001 and 2000,
and the cumulative period from inception to December 31, 2001
(Unaudited)

			Cumulative
			Period from
	Three Months Ended		Inception to
	December 31 ,		December 31 ,
	2001	2000	2001
Cash flows from operating activities:
Net loss	(59,050)	(314,719)	(24,052,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on the sale of assets	(1,348)	-	(25,876)
Non-cash compensation expense	-	-	1,619,657
Other non-cash expenses	(72,741)	-	1,954,756
Depreciation and amortization	10,253	20,774	2,420,601
Write-off of patents and trademarks	-	-	160,363
Contributed capital	-	-	80,000
Write-off of note and interest receivable	-	-	359,965
Changes in assets and liabilities:
Interest receivable	-	(9,845)	(62,465)
Inventories	-	926	-
Prepaid expenses and other current assets	(43,959)	(47,530)	(80,119)
Accounts payable	(18,323)	53,465	335,395
Deferred revenue and other long-term liabilities	32,508	-	456,756
Accrued expenses	17,389	71,369	710,380

Net cash used in operating activities:	(135,271)	(225,560)	(16,195,754)

Cash flows from investing activities:
Purchase of equipment	(1,464)	(3,805)	(742,182)
Proceeds from sale of equipment	1,348	-	39,176
Acquisition of licensed technology	-	-	(53,656)
Acquisition of patents and trademarks	(16,615)	(3,282)	(524,099)
Acquisition of New Century Nutrition newsletter	-	-	(350,000)
Acquisition of option for East West Herbs, Ltd. and related acquisition costs	-	-	(92,866)
Loan to East West Herbs, Ltd.	-	-	(340,000)
Proceeds from loan to East West Herbs, Ltd.	-	-	42,500

Net cash used in investing activities	(16,731)	(7,087)	(2,021,127)

Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs	-	-	5,124,014
Sale of common and preferred stock, net of costs	-	-	11,776,088
Proceeds from the sale of common stock	-	-	500,000
Proceeds from the exercise of warrants	-	-	1,219,640
Proceeds from the exercise of options	-	-	68,900
Purchase of treasury stock	-	-	(1,342,515)
Cost of warrant dividend	-	-	(63,102)
Increase in capital lease obligations and notes payable	-	-	31,212
Payment on capital lease obligations	(96)	(4,240)	(29,792)
Proceeds from advances from related party	-	-	916,150
Payments on advances from related party	-	-	(105,473)
Increase in notes payable	6,490	44,791	139,097

Net cash provided by financing activities	6,394	40,551	18,234,219

Net increase (decrease) in cash and cash equivalents	(145,608)	(192,096)	17,338
Cash and cash equivalents, beginning of period	162,946	227,123	-

Cash and cash equivalents, end of period	$17,338	35,027	17,338

Supplemental disclosures:
Cash paid during the period for interest	$3,214	11,174	102,654

Supplemental disclosure of non-cash investing & financing activities:
Fair value of assets acquired, net of cash acquired	$-	-	1,733,212
Less - liabilities assumed	-	-	83,212
Less - issuance of common stock	-	-	1,644,000

Net cash paid	-	-	6,000

Warrant dividend	-	-	500,000
Issuance of common stock/warrants for services and to reduce liabilities	-	-	1,599,788
Purchase of equipment	-	-	90,950
Purchase of officer stock subscription receivable	-	-	89,850
Issuance of common stock for licensing and technology rights	-	-	3,338

See accompanying notes to consolidated financial statements

(PAGE 5)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

1. BASIS OF PRESENTATION:

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position and results of operations for Paracelsian, Inc. and its consolidated subsidiary. All such adjustments are of a normal and recurring nature. The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with unaudited accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such regulations. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001.

(PAGE 6)

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

The Company has a 10 year agreement with Kubota Corporation (Kubota) of Japan that establishes Kubota as the exclusive marketing and distribution agent for Paracelsian's Ah-IMMUNOASSAY® Environmental Certification program in Japan. For the period ended December 31, 2001, the Company recognized approximately $7,500 in license revenue under this agreement.

The Company has a License Revocation Agreement with Dow Chemical Company (DOW) that modified the entirety of the License Agreement dated January 19, 1995. Under the agreement the Company agreed to pay DOW 10% of all sublicense fees of the proprietary information which formed the basis of the License Agreement and 10% of any sales of any products derived from the proprietary information which are the subject of the License Agreement. The maximum total value for any and all such payments shall not exceed $250,000. As of December 31, 2001, $66,675 has been accrued as payments under this agreement.

The Company has signed an Exclusive License Agreement with the Cornell Research Foundation, Inc. (CRF) for the exclusive license to make, have made, use or sell Licensed Products throughout the world. This agreement pertains to the manufacture and sales of Paracelsian's Ah-IMMUNOASSAY® Kits. This agreement stipulates that Paracelsian will pay to CRF a royalty of 3% of any sales of the Kits. As of December 31, 2001, $15,502 has been accrued as royalty payments. The Agreement also states that the Company shall reimburse CRF for any patent costs incurred by CRF associated with the Licensed Products. The Company has accrued $64,928 for patent expenses.

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $59,000 for the three months ended December 31, 2001 and had a working capital deficit of approximately $1,354,000. Operating expenses decreased by approximately $230,000 (73%) from the prior year first quarter as a result of decreases in a variety of expenses including salaries, office expense, consultant fees and depreciation and amortization, as part of the company’s program to control costs and optimize the use of its resources and due to a change in accounting estimate of approximately $73,000 related to reimbursement of patent costs by Cornell Research Foundation, Inc. Management believes that revenues from its Ah-IMMUNOASSAY® will increase throughout the year and will enable the Company to achieve positive cash flow.

In December 2001, the Company made an offer to acquire the assets of East West Herbs (USA) in exchange for the note receivable and accrued interest owed to the Company. The offer was accepted and the parties are in the process of preparing an Asset Purchase Agreement.

Management is seeking an investment of at least $1 million to strengthen its working capital position, and active discussions with interested parties are continuing. Current monthly cash requirements in order to sustain meaningful operations are approximately $80,000. Management will continue to evaluate the most cost effective means of raising any needed capital. Although management is confident of its ability to raise the capital, there can be no assurance that additional financing will be available on acceptable terms or at all.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three months ended December 31, 2001 as compared to the
three months ended December 31, 2000

As a development stage enterprise, the Company, since inception, has been primarily engaged in research, product engineering, and capital formation. As such, the Company has not generated significant revenues to date on a recurring basis.

The Company signed a final Licensing Agreement on January 21, 2000 with Kubota Corporation for the sale of Paracelsian’s Ah-IMMUNOASSAY® in the Japanese market and began manufacturing and selling kits to Kubota. This 'bioassay' based kit is rugged, user-friendly, portable, analytically sensitive, and low cost when compared with the existing methodology. The agreement with Kubota will provide revenues from the sale of kits and royalties.

On June 15, 2000 the Company announced that in accordance with the License Agreement, Kubota agreed to pay the initial $150,000 License Fee. The License Agreement also calls for a second payment of $150,000 within (30) days of the third anniversary of the Agreement. Kubota after using and evaluating the Ah-IMMUNOASSAY® Kits concluded that the methodology is effective for their purposes, and Kubota paid the $150,000 on August 8, 2001, seventeen months sooner.

On October 1, 2001 Kubota and the Company announced an agreement where Kubota will pay the Company $350,000, earmarked for upgrading the Ah-IMMUNOASSAY® Kits. The first payment of $175,000 was made in September 2001 and the second payment of $40,000 was made in December 2001. The third payment of $90,000 will be made in March 2002 and the fourth and final payment of $45,000 will be made in September 2002. Under the terms of the agreement, the Company is required to compensate Kubota beginning in January 2003 based on sales of the Ah-IMMUNOASSAY® Kits. The Company has accounted for the proceeds under the agreement as other long-term liabilities.

Results of Operations

The Company's net loss for the first quarter of fiscal 2002 was approximately $59,000 compared to approximately $315,000 in the first quarter of fiscal 2001. Revenues for the three-month period were approximately approximately $94,000 in 2002 as compared to approximately 67,000 in 2001. The $27,000 increase in revenues is attributable to revenues for the Ah-IMMUNOASSAY® Kits. Operating expenses for the three-month period were approximately $152,000 compared to approximately $382,000 for the first fiscal quarter of the prior year. The decrease of approximately $230,000 (60%) is due to a decrease in a number of expense categories including payroll, office expense, consultant fees, depreciation and amortization and a change in accounting estimate of approximately $73,000. The management team is continuing to operate with modest staff levels and has been focusing on continuing to optimize its resources, increasing its customer base and generating revenues.

(PAGE 9)

Liquidity & Capital Resources

As of December 31, 2001, the Company had cash of $17,338 and a net working capital deficit of $1,354,000. Management believes that it can continue to raise additional capital to support its operations until such time as the revenue stream is sufficient to realize positive cash flow. Management believes that the additional financing coupled with its expected revenues from the Ah-IMMUNOASSAY® will enable the Company to increase sales, to further improve its operating efficiency and to continue its operations into the future.

In January and February 2001 the Company issued three Convertible Promissory Agreements in the amounts of $50,000, $30,000 and $10,000. The Agreements mature in one year from the issuance date and each holder may convert the Agreement into shares of Restricted Common Stock of the Company at any time up to and including the maturity date but not thereafter. The $50,000 Agreement expired on February 15, 2002 and was extended to August 15, 2002. The $30,000 Agreement expired on January 10, 2002 and was extended to July 10, 2002 and the $10,000 Agreement expired on January 9, 2002 and was extended to July 9, 2002.

In December 2001, the Company made an offer to acquire the assets of East West Herbs (USA) in exchange for the note receivable and accrued interest owed to the Company. The offer was accepted and the parties are in the process of preparing an Asset Purchase Agreement.

Management is seeking an investment of at least $1 million to strengthen its working capital position, and active discussions with interested parties are continuing. Current monthly cash requirements in order to sustain meaningful operations are approximately $80,000. Management will continue to evaluate the most cost effective means of raising any needed capital. Although management is confident of its ability to raise the capital, there can be no assurance that additional financing will be available on acceptable terms or at all.

Management and The Board

The management of the Company will be focusing their efforts on growing its customer base, producing ongoing revenues and controlling expenses. On November 13, 2001 Mac Shaibe resigned from the Board. The Board is pursuing a replacement for Mr. Shaibe.

Short-Term Advances

BioSignia, Inc., the Company's largest shareholder, has advanced interim funds to the Company for working capital purposes. The Company agrees to repay the funds, together with quarterly interest at an annual rate of prime plus 2% and its obligation to satisfy the indebtedness matures on September 1, 2002. Through December 31, 2001 $348,885 has been advanced, including accrued interest.

Forward Looking Statements

Certain statements in this Form 10-QSB "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: success of operating initiative, advertising and promotional efforts, acceptance of new product offerings, availability, changes in business strategy or development plan, availability and terms of capital, labor and employee benefit costs, and other factors specifically referred to in this 10-QSB.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Hadyk, et al. V. John G. Babish, et al.

In addition to routine litigation that is incidental to its business, the Company is a party to the following litigation:

(PAGE 10)

     Hadyk, et al. V. John G. Babish, et al.: This case was commenced in New York State Supreme Court (Onondaga County) in June 1993 by certain persons, individually and doing business as In Vitro Bioanalytic Systems, against the Company, Dr. John G. Babish, a former officer and director of the Company, and Edward Heslop, a founding shareholder of the Company, primarily as an action for money damages and injunctive relief against the Company for alleged misappropriation of proprietary information and unfair competition. The plaintiffs allege, among other things, that in 1990, prior to the Company's incorporation, a partnership has been formed with Messrs. Babish and Heslop to commercialize products that the Company was developing. Damages, an accounting and an injunction are being sought against the Company. By decision dated September 14, 1994, the Court dismissed certain of the plaintiff’s claims against the Company while permitting a claim alleging unfair competition to proceed. Discovery has been temporarily stayed pending resolution of a motion for summary judgment brought by certain of the Company's co-defendants. That motion was successfully and fully resolved, and the Judge, on March 7, 2001 signed an order dismissing all of the plaintiff’s refining claims against the Company. In December 2001, the plaintiffs filed an appeal. The Company intends to be fully responsive to the appeal and is confident of the summary judgment motion being upheld.

Item 6(a)   Exhibits

               None

Item 6(b)   Reports on Form 8-K

                None

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date February 15, 2002

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

(PAGE 11)