Form 10-Q
period 2002-03-31
PARACELSIAN INC /DE/
filed 2002-06-24
CIK 882362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM. 10-QSB

[ X ] QUARTERLY REPORTS UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002.

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

Yes [  ] No [ X ]

There were 23,954,888 shares of Common Stock outstanding at June 15, 2002

(PAGE 1)

Paracelsian, Inc. and Subsidiary

Index

Page
PART I. - FINANCIAL INFORMATION Item 1. Financial Statements

Consolidated Balance Sheet as of March 31, 2002 (Unaudited)	3

Consolidated Statements of Operations for the six months ended March 31, 2002 and 2001 and the cumulative period from inception to March 31, 2002 (Unaudited)	4

Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and 2001 and the cumulative period from inception to March 31, 2002 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item. 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings	10

Item 6 — Exhibits and Reports of Form 8-K	11

Signatures	11

Paracelsian, Inc. and Subsidiary (A Development Stage Company) Consolidated Balance Sheet March 31, 2002 (Unaudited)

March 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$87,914
Prepaid expenses	14,465
Other current assets	5,975

Total current assets	108,354

Equipment, net	38,918
Interest Receivable, net of reserve of $62,465	-
Note Receivable, net of reserve of $148,750	-
Other Assets:
Patents and trademarks, net	75,820

114,738

$223,092

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$351,329
Accrued expenses	656,083
Current portion of capital lease obligation	-
Current portion of notes payable	169,634
Current portion of deferred revenue	29,976
Advances from related party	310,677

Total current liabilities	1,517,699

Long-term portion of capital lease obligation	-
Long-term portion of notes payable	6,538
Long-term portion of deferred revenue	204,284
Other long-term liabilities	309,273

Total current and long-term liabilities	2,037,794

Stockholders' Deficit
Common Stock, $.01 par value; 35,000,000 shares authorized; 23,954,888 shares outstanding	239,549

Additional paid-in-capital	25,627,844
Deficit accumulated during the development stage	(26,339,580)
Treasury stock, at cost; 265,478 shares	(1,342,515)

Total stockholders' deficit	(1,814,702)

$223,092

See accompanying notes to consolidated financial statements.

(PAGE 3)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Operations
For the six months ended March 31, 2002 and 2001,
and the cumulative period from inception to March 31, 2002 (Unaudited)

	Three months ended March 31,		Six months ended March 31,		Cumulative Period from Inception to March 31,
	2002	2001	2002	2001	2002
Revenues:
Marketing rights - Ah-IMMUNOASSAY®	69,035	59,866	161,138	123,121	1,153,104
Products	1,026	2,964	2,608	7,162	261,827
Product testing	-	5,614	-	5,614	169,977
Product royalties	-	-	-	-	1,246
Subscription revenue	-	-	-	-	31,625

Total Revenues	70,061	68,444	163,746	135,897	1,617,779

Operating expenses:
Research and product engineering	51,555	132,751	13,767	255,696	9,467,845
General and administrative	160,514	190,928	341,039	448,574	16,181,781
Product launch costs	-	-	-	-	300,544
Cost of products sold	11,553	357	20,684	1,752	337,273

Total Operating expenses	223,622	324,036	375,490	706,022	26,287,443

Loss from operations during the development stage	(153,561)	(255,592)	(211,744)	(570,125)	(24,669,664)

Other income	9,000	-	18,000	-	18,000
Interest income (expenses) net	(13,940)	(2,849)	(25,155)	(3,035)	414,861
Gain (loss) on sale of assets	(653)	-	695	-	25,223

Net loss during the development stage	(159,154)	(258,441)	(218,204)	(573,160)	(24,211,580)

Net loss per weighted share of common stock - Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.02)

Weighted average number of Common Shares outstanding	23,936,188	23,492,182	23,932,751	23,491,500

(PAGE 4)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the six months ended March 31, 2002 and 2001,
and the cumulative period from inception to March 31, 2002
(Unaudited)

			Cumulative
			Period from
	Six Months Ended		Inception to
	March 31 ,		March 31 ,
	2002	2001	2002
Cash flows from operating activities:
Net loss	(218,204)	(573,160)	(24,211,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of assets	(1,348)	-	(25,876)
Non-cash compensation expense	-	-	1,619,657
Other non-cash expenses	(72,741)	-	1,882,015
Depreciation and amortization	20,506	41,466	2,430,854
Write off of patents and trademarks			160,363
Contributed capital			80,000
Write off of note and interest receivable			359,965
Deferred revenue	115,014	-	539,262
Changes in operating assets and liabilities:
Interest receivable	-	(19,135)	(62,465)
Inventories	-	926	-
Prepaid expenses and other current assets	15,720	(46,528)	(20,440)
Accounts payable	(1,914)	103,782	351,804
Accrued expenses	40,106	168,569	733,097

Net cash used in operating activities:	(102,861)	(324,100)	(16,163,344)

Cash flows from investing activities:
Purchase of equipment	(1,462)	(3,805)	(742,180)
Proceeds from sale of equipment	5,134	-	42,962
Acquisition of licensed technology	-	-	(53,656)
Acquisition of patents and trademarks	(19,312)	(3,547)	(526,796)
Acquisition of New Century Nutrition newsletter	-	-	(350,000)
Acquisition of option for East West Herbs, Ltd. and related acquisition costs	-	-	(92,866)
Loan to East West Herbs, Ltd.	-	-	(340,000)
Payment from East West Herbs, Ltd.	-	-	42,500

Net cash used in investing activities	(15,640)	(7,352)	(2,020,036)

Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs	-	-	5,124,014
Sale of common and preferred stock, net of costs	-	-	11,776,088
Proceeds from the sale of common stock	-	-	500,000
Proceeds from the exercise of warrants	-	-	1,219,640
Proceeds from the exercise of options	-	-	68,900
Termination of warrants			-
Purchase of treasury stock	-	-	(1,342,515)
Cost of warrant dividend	-	-	(63,102)
Increase in capital lease obligations and notes payable	-	-	31,212
Payment on capital lease obligations	(96)	-	(29,792)
Proceeds from advances from related party	-	-	916,150
Payments on advances from related party	-	-	(105,473)
Increase in notes payable	43,565	109,075	176,172

Net cash provided by financing activities	43,469	109,075	18,271,294

Net increase (decrease) in cash and cash equivalents	(75,032)	(222,377)	87,914
Cash and cash equivalents, beginning of period	162,946	227,123	-

Cash and cash equivalents, end of period	$87,914	4,746	87,914

(PAGE 5)

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1. BASIS OF PRESENTATION:

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position and results of operations for Paracelsian, Inc. and its consolidated subsidiary. All such adjustments are of a normal and recurring nature. The results of operations for the six month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such regulations. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001.

(PAGE 6)

2. ORGANIZATION, BUSINESS, AND RISK FACTORS:

Organization and Business

Paracelsian is a development stage company, which develops and applies bioassays to monitor environmental toxins, to determine the quality of herbal products, and to identify therapeutic compounds from herbal sources (www.paracelsian.com).

The Company has developed a highly sensitive, user friendly, cost effective testing system for the detection and quantification of highly toxic environmental chemicals generally known as dioxin and dioxin-like compounds. It is called the Ah-IMMUNOASSAY® Kit (AH-I Method).

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

More recently, simpler analytical methods have been developed, such as the AH-I Method, based on the use of biologically based concepts. Dioxins and dioxin-like chemicals (also called ligands), enter the cell and bind to a protein in the cytoplasm called Ah receptor (AhR), thus giving a ligand-AhR complex. This complex, by dropping and adding some smaller proteins (e.g., AhR translocator or ARNT, hsp-90 protein) is said to be ‘transformed’, thus enabling it to enter the nucleus to bind to a specific ‘dioxin receptor element’ (or enhancer) (DRE) of DNA. This interaction with DNA occurs ‘upstream’ of genes which then are activated to produce certain enzymes, some of which are highly correlated with the subsequent toxicity.

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

Dioxin is a toxic chemical group of widespread public health concern, and more information is needed, especially on the distribution of this material in the environment. More survey data are needed not only to identify potential ‘hot spots’ but also to allay unwarranted concerns. Until now, such survey work has been prohibitively expensive, but with the introduction of simpler and much more cost effective bioassay methods, such as the AH-I Method, it is now possible to gather far more information in order to make wiser decisions.

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

The Company is engaged in an internet-based health exchange between the US and China and currently maintains the website www.newcenturynutrition.com. The Company has excellent relations with recognized health authorities and organizations within the People’s Republic of China. This website serves to provide a forum for the exchange of nutrition, health and related information. Renowned researchers, teachers, and physicians from the East and West can discuss their philosophies, research findings, or health advice to enrich readers. Also included are herbal databases from China offering in depth descriptions of single herbs or herbal formulas and a nutrition resource center featuring healthy recipes. Our goal is to combine the best of Chinese medical practice with the best of Western practice creating new opportunities for information on health and disease prevention.

The Company has a 10 year agreement with Kubota Corporation (Kubota) of Japan that establishes Kubota as the exclusive marketing and distribution agent for Paracelsian's Ah-IMMUNOASSAY® Environmental Certification program in Japan. For the six month period ended March 31, 2002, the Company recognized approximately $15,000 in license revenue under this agreement.

The Company has a License Revocation Agreement with Dow Chemical Company (DOW) that modified the entirety of the License Agreement dated January 19, 1995. Under the agreement the Company agreed to pay DOW 10% of all sublicense fees of the proprietary information which formed the basis of the License Agreement and 10% of any sales of any products derived from the proprietary information which are the subject of the License Agreement. The maximum total value for any and all such payments shall not exceed $250,000. As of March 31, 2002, $72,475 has been accrued as payments due under this agreement.

The Company has signed an Exclusive License Agreement with the Cornell Research Foundation, Inc. (CRF) for the exclusive license to make, have made, use or sell Licensed Products throughout the world. This agreement pertains to the manufacture and sales of Paracelsian's Ah-IMMUNOASSAY® Kits. This agreement stipulates that Paracelsian will pay to CRF a royalty of 3% of any sales of the Kits. As of March 31, 2002, $12,870 has been accrued as royalty payments due.

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

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $218,200 for the six months ended March 31, 2002 and had a working capital deficit of approximately $1,409,000. Operating expenses decreased by approximately $331,000 (47%) from the prior year first six months as a result of decreases in a variety of expenses including salaries, office expense, consultant fees and depreciation and amortization, as part of the company’s program to control costs and optimize the use of its resources and due to a change in accounting estimate during the first quarter of 2002 of approximately $73,000 related to reimbursement of patent costs by Cornell Research Foundation, Inc.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three months ended March 31, 2002 as compared to the
six months ended March 31, 2001

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

On October 1, 2001 Kubota and the Company announced an agreement where Kubota will pay the Company $350,000, earmarked for upgrading the Ah-IMMUNOASSAY® Kits. The first payment of $175,000 was made in September 2001 and the second payment of $40,000 was made in December 2001. The third payment of $90,000 was made in March 2002 and the fourth and final payment of $45,000 will be made in September 2002. Under the terms of the agreement, the Company is required to compensate Kubota beginning in January 2003 based on sales of the Ah-IMMUNOASSAY® Kits. The Company has accounted for the proceeds under the agreement as other long-term liabilities.

On April 24, 2002 the Company announced that it signed a Letter of Intent with Biosense, a biotech company located in Bergen, Norway focusing on the development and production of immunoassays, and bioassays for environmental monitoring, chemical product testing and food safety studies. Paracelsian and Biosense agreed to jointly market and sell Paracelsian’s Ah-IMMUNOASSAY® Kits and/or analytical services. The parties will develop a one year trial period sales agreement that will include milestones. Additionally, the parties agreed to participate together on research and improvement of current methodologies for sample preparation and analysis, as well as improvement of kit components and packaging. Both companies have mutual goals of introducing new technologies for high quality, user friendly and rapid representation in the environmental and consumer safety industries.

On May 2, 2002 the Company announced that the Japanese Patent Office issued to Paracelsian Patent #3253300, Ah-IMMUNOASSAY® methodology for the detection of dioxin and dioxin-like chemicals. This is the seventh patent related to the company’s core technology, and the second in Japan.

Results of Operations

The Company's net loss for the second quarter of fiscal 2002 was approximately $159,000 compared to approximately $258,000 in the second quarter of fiscal 2001. Revenues for the three-month period were approximately $70,000 in 2002 as compared to approximately 68,000 in 2001. Operating expenses for the three-month period were approximately $224,000 compared to approximately $324,000 for the same period of the prior year. The decrease of approximately $100,000 (31%) is due to a decrease in a number of expense categories including payroll, office expense, consultant fees, depreciation and amortization. The management team is operating with modest staff levels and has been focusing on optimizing its resources, increasing its customer base and generating revenues.

(PAGE 9)

Liquidity & Capital Resources

As of March 31, 2002, the Company had cash of $87,914 and a net working capital deficit of $1,409,000. Management believes that it can continue to raise additional capital to support its operations until such time as the revenue stream is sufficient to realize positive cash flow. Management believes that the additional financing coupled with its expected revenues from the Ah-IMMUNOASSAY® will enable the Company to increase sales, to further improve its operating efficiency and to continue its operations into the future.

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

On January 30, 2002 the Company issued a convertible Promissary Agreement for $60,000 that matures on July 29, 2002 and bears an interest rate of 15%. The holder may convert the Agreement into shares of Restricted Common Stock of the Company at any time up to and including the maturity date.

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

Short-Term Advances

BioSignia, Inc., the Company's largest shareholder, has advanced interim funds to the Company for working capital purposes. The Company agrees to repay the funds, together with quarterly interest at an annual rate of prime plus 2% and its obligation to satisfy the indebtedness matures on September 1, 2002. As of March 31, 2002 $354,724 has been advanced, including accrued interest.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Hadyk, et al. V. John G. Babish, et al.

In addition to routine litigation that is incidental to its business, the Company is a party to the following litigation:

(PAGE 10)

     Hadyk, et al. V. John G. Babish, et al.: This case was commenced in New York State Supreme Court (Onondaga County) in June 1993 by certain persons, individually and doing business as In Vitro Bioanalytic Systems, against the Company, Dr. John G. Babish, a former officer and director of the Company, and Edward Heslop, a founding shareholder of the Company, primarily as an action for money damages and injunctive relief against the Company for alleged misappropriation of proprietary information and unfair competition. The plaintiffs allege, among other things, that in 1990, prior to the Company's incorporation, a partnership has been formed with Messrs. Babish and Heslop to commercialize products that the Company was developing. Damages, an accounting and an injunction are being sought against the Company. By decision dated September 14, 1994, the Court dismissed certain of the plaintiff’s claims against the Company while permitting a claim alleging unfair competition to proceed. Discovery has been temporarily stayed pending resolution of a motion for summary judgment brought by certain of the Company's co-defendants. That motion was successfully and fully resolved, and the Judge, on March 7, 2001 signed an order dismissing all of the plaintiff’s refining claims against the Company. In December 2001, the plaintiffs filed an appeal. On June 17, 2002 an order was received from the Appellate Court that affirmed the Supreme Court ruling dismissing the case. The Appellate Court also affirmed the award of costs and disbursements in the amount of $5,276 to Paracelsian to be paid by the Plaintiff.

Item 6(a)   Exhibits

               None

Item 6(b)   Reports on Form 8-K

                None

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date June 24, 2002

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