Form 10QSB
period 2002-06-30
PARACELSIAN INC /DE/
filed 2003-01-17
CIK 882362

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19844

PARACELSIAN, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	16-1399565 (I.R.S. Employer Identification No.)
222 Langmuir Laboratories Cornell Technology Park Ithaca, New York 14850 (Address of Principal Executive Offices)
(607) 257-4224 (Issuer's Telephone Number, Including Area Code)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 23,954,888 shares of Common Stock as of September 15, 2002.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

PARACELSIAN, INC.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Consolidated Balance Sheet June 30, 2002 (Unaudited)	3
Consolidated Statements of Operations For the Three and Nine Months Ended June 30, 2002 and 2001 and the Cumulative Period From Inception to June 30, 2002 (Unaudited)	4
Consolidated Statements of Cash Flows For the Nine Months Ended June 30, 2002 and 2001 and the Cumulative Period From Inception to June 30, 2002 (Unaudited)	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Controls and Procedures	14
PART II. OTHER INFORMATION	15
Item 1. Legal Proceedings	15
Item 6. Exhibits And Reports On Form 8-K	15
SIGNATURES	16
CERTIFICATIONS	17
EXHIBIT INDEX	19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet
June 30, 2002
(Unaudited)

June 30, 2002
ASSETS
Current Assets:
Cash	$—
Accounts receivable	44,475
Prepaid expenses	8,058
Other current assets	3,000

Total current assets	55,533
Equipment, net	24,309
Interest receivable, net of reserve of $62,465	—
Note receivable, net of reserve of $148,750
Patents and trademarks, net	74,302

TOTAL ASSETS	$154,144

LIABILITIES and STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$365,830
Accrued expenses	722,561
Current portion of capital lease obligation	289
Current portion of notes payable	162,994
Current portion of deferred revenue	45,975
Advances from related parties	330,677

Total current liabilities	1,628,326
Long term portion of notes payable	305,000
Long term portion of deferred revenue	220,792

Total Liabilities	2,154,118

Stockholders' Deficit:
Common stock, $.01 par value; 35,000,000 shares authorized; 23,954,888 shares issued and outstanding	239,549
Additional paid in capital	25,630,542
Deficit accumulated during the development stage	(26,527,550)
Treasury stock, at cost; 265,478 shares	(1,342,515)

Total Stockholders' Deficit	(1,999,974)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$154,144

See accompanying notes to consolidated financial statements.

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2002 and 2001
and the Cumulative Period From Inception to June 30, 2002
(Unaudited)

					Cumulative Period From Inception (1990) to June 30, 2002
	Three Months Ended		Nine Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues	$65,945	$87,712	$229,691	$223,609	$1,683,724
Operating Expenses	235,403	467,673	592,893	1,190,679	26,504,846

Loss from operations during the development stage	(169,458)	(379,961)	(363,202)	(967,070)	(24,821,122)
Interest income (expense), net	(18,512)	(13,077)	(43,667)	7,200	396,349
Gain (loss) on sale of assets	—	6,328	695	—	25,223

Net loss during the development stage	$(187,970)	$(386,710)	$(406,174)	$(959,870)	$(24,399,550)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of shares outstanding	23,954,888	23,529,201	23,940,130	23,500,739

See accompanying notes to consolidated financial statements.

Paracelsian, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2002 and 2001
and the Cumulative Period From Inception to June 30, 2002
(Unaudited)

			Cumulative Period From Inception (1990) to June 30, 2002
	Nine Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	$(406,174)	$(959,870)	$(24,399,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(1,348)	(6,328)	(25,876)
Amortization of deferred revenue	(22,481)		(73,233)
Non-cash compensation expense			1,619,657
Other non-cash expenses		9,175	1,954,756
Depreciation and amortization	37,593	59,169	2,447,941
Write off of patents and trademarks			160,363
Contributed capital			80,000
Write off of note and interest receivable			359,965
Changes in operating assets and liabilities:
Accounts receivable	(41,500)		(44,475)
Interest receivable		(27,482)	(62,465)
Inventories		926	—
Prepaid expenses and other current assets	22,127	4,633	(11,058)
Accounts payable	12,112	41,619	365,830
Accrued expenses	29,570	475,662	722,561

Net cash used in operating activities	(370,101)	(402,496)	(16,905,584)

Cash flows from investing activities:
Purchase (return) of equipment, net	470	(3,237)	(740,248)
Proceeds from sale of equipment	1,348	10,860	39,176
Acquisition of licensed technology			(53,656)
Acquisition of patents and trademarks	(20,271)	(6,079)	(527,755)
Acquisition of New Century Nutrition newsletter			(350,000)
Acquisition of option for East West Herbs, Ltd.and related acquisition costs			(92,866)
Loan to East West Herbs, Ltd.			(340,000)
Payment from East West Herbs, Ltd.			42,500

Net cash used in investing activities	(18,453)	1,544	(2,022,849)

Cash flows from financing activities:
Sale of common stock, initial public offering, net of costs			5,124,014
Sale of common and preferred stock, net of costs	6,450		11,782,538
Proceeds from the sale of common stock			500,000
Proceeds from the exercise of warrants			1,219,640
Proceeds from the exercise of options			68,900
Termination of warrants			—
Purchase of treasury stock			(1,342,515)
Cost of warrant dividend			(63,102)
Increase in capital lease obligation and notes payable			31,212
Payment on capital lease obligations	(1,228)	(703)	(30,924)
Proceeds of Licensing Fees	40,000		340,000
Proceeds from advances from related party	20,000	118,801	936,150
Payments on advances from related party			(105,473)
Advances for AhIMMUNOASSAY up-grade, subject to future repayment	130,000		305,000
Increase in notes payable	30,386	69,449	162,993

Net cash provided by financing activities	225,608	187,547	18,928,433

Net increase (decrease) in cash and cash equivalents	(162,946)	(213,405)	—
Cash and cash equivalents, beginning of period	162,946	227,123	—

Cash and cash equivalents, end of period	$—	$13,718	$—

See accompanying notes to consolidated financial statements.

			Cumulative Period From Inception (1990) to June 30, 2002
	Nine Months Ended
	June 30, 2002	June 30, 2001
Supplemental disclosures:
Cash paid during period for interest	13,105	8,018	112,445

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired, net of cash acquired			1,733,212
Less: liabilities assumed			(83,212)
issuance of common stock			(1,644,000)

Net cash paid			6,000

Warrant dividend			500,000

Issuance of common stock/warrants for services			1,599,788

Purchase of equipment			90,950

Purchase of officer stock subscription receivable			89,850

Issuance of common stock for licensing and technology rights			3,338

See accompanying notes to consolidated financial statements.

Paracelsian, Inc.
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

NOTE 1—Basis of Presentation

        The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-QSB and reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position and results of operations for Paracelsian, Inc. and its consolidated subsidiary (the "Company"). All such adjustments are of a normal and recurring nature. The results of operations for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements, as prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such regulations. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001.

NOTE 2—Going Concern

Organization and Business

        Paracelsian is a development stage company, which develops and applies bioassays to monitor environmental toxins, to determine the quality of herbal products, and to identify therapeutic compounds from herbal sources.

        The Company has developed what its management believes is a highly sensitive, user friendly, cost effective testing system for the detection and quantification of highly toxic environmental chemicals generally known as dioxin and dioxin-like compounds. It is called the Ah-IMMUNOASSAY® Kit (the "AH-I testing kit").

        Since its inception, the Company has been engaged primarily in the research and development of its products and the raising of capital. Beginning in January 2000, the Company has entered into a number of license agreements for the sales, marketing and further development of its testing kits. However, to date, the Company has had limited revenues and has experienced recurring losses from operations. The Company has taken steps to reduce its operating expenses, including decreasing payroll and other expenses. The Company expects that its current monthly cash requirements in order to sustain meaningful operations are approximately $80,000. The Company has only generated modest revenues to date and therefore cannot assure that projected revenues will be sufficient to sustain its operations more than on a month-to-month basis. The Company is currently seeking investments to strengthen its working capital position. However, there can be no assurance that additional financing will be available on terms acceptable to the Company or at all. These matters could affect the Company's ability to continue as a going concern.

NOTE 3—Notes Payable

        In January and February 2001, the Company issued three Convertible Promissory Agreements in the amounts of $50,000, $30,000 and $10,000. The Agreements mature in one year from the issuance date and each holder may convert the Agreement into shares of Restricted Common Stock of the Company at any time up to and including the maturity date but not thereafter. The $50,000 Agreement expired on February 15, 2002 and was extended to August 15, 2002 and further extended to February 15, 2003. The $30,000 Agreement expired on January 10, 2002 and was extended to July 10,

2002 and further extended to July 10, 2003, and the $10,000 Agreement expired on January 9, 2002 and was extended to July 9, 2002 and further extended to July 9, 2003.

        On January 30, 2002, the Company issued a convertible Promissory Agreement for $60,000 that matures on July 29, 2002 and bears an interest rate of 15%. The holder may convert the Agreement into shares of Restricted Common Stock of the Company at any time up to and including the maturity date. This agreement was extended to January 30, 2003.

        On October 1, 2001, the Company entered into an agreement with Kubota Corporation in which Kubota will pay the Company $350,000 for upgrading the Ah-IMMUNOASSAY® Kits. Through June 30, 2002 the Company has received $305,000. The final payment of $45,000 was made in September 2002. Under the terms of the agreement, the Company is required to compensate Kubota beginning in January 2003 based on sales of the Ah-IMMUNOASSAY® Kits. The Company has accounted for the proceeds under the agreement as a long term note payable.

NOTE 4—Related Party Advances

        BioSignia, Inc., the Company's largest shareholder, has advanced interim funds of $310,677 to the Company for working capital purposes. The Company agreed to repay the funds advanced, together with interest at an annual rate of prime plus 2%, on or before September 1, 2002. This agreement was extended to March 1, 2003. As of June 30, 2002 the total amount, including accrued interest, owed by the Company in respect of this advance was $360,727.

        On May 20, 2002, the Company issued a Promissory Agreement for $20,000 to the Company's Chief Executive Officer for advances made to the Company. This obligation matured on June 20, 2002 and has been extended on a month to month basis. The agreement bears interest at 15% per annum.

NOTE 5—Subsequent Event

        On July 31, 2002, the Company purchased certain assets, subject to certain liabilities, of East West Herbs (USA) Ltd in exchange for the note receivable and accrued interest owed to the Company by East West Herbs, Ltd of Kingham, England. In addition, the Company received a note receivable for $80,000 from the individual guarantor of the Company's note receivable from East West Herbs, Inc. The note bears interest at prime plus 2% per annum from March 1, 2003 and matures on January 1, 2006. The Company had fully reserved its investment in East West Herbs, Inc. and will record this transaction as a fully reserved asset.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Since our inception in 1990, we have been primarily engaged in the research, product engineering and development of bioassay testing kits to monitor and determine the presence of environmental toxins, the quality of herbal products and the composition of therapeutic components in herbal supplements. We have developed specific need-driven bioassay systems for two markets. The first is the environmental testing market for which we have developed the Ah-IMMUNOASSAY® kit and the second is the herbal supplements market for which we have developed the BioFIT™ quality assurance product. As part of our business, we also provide full testing services at our laboratory in Ithaca, New York, and through our wholly-owned subsidiary, we are also involved with the supply of herbs to health practitioners. To date, we have not yet generated significant revenues in any of our businesses.

        Our toxin screening assay kit, registered under the name Ah-IMMUNOASSAY®, tests for toxic substances known as dioxins and other dioxin-like chemicals in the environment, including the air, soil, water discharge, fly ash, and flue gas; in food products, including cows' milk, fish, meat, and livestock feed; and in blood serum and human breast milk. Our Ah-I testing kit and method is protected by five U.S patents and two Japanese patents. Our primary market for Ah-I testing kits is Japan and Europe.

We are also pursuing marketing and development opportunities in the United States, Australia, Korea, China and Southeast Asia.

        Beginning in January 2000, we have entered into a number of license agreements for the sales, marketing and further development of our testing kits and have developed regional partnerships to create distribution and service channels. On January 21, 2000, we entered into a license agreement with Kubota Corporation of Japan whereby Kubota has agreed to sell and distribute our Ah-I testing kits in the Japanese market. Since the fourth quarter of 2000, Kubota has placed orders for an average of approximately 40-50 kits per month and orders of up to 100 kits in some months.

        In accordance with the license agreement with Kubota, Kubota agreed to pay the initial $150,000 license fee. The license agreement also called for a second payment of $150,000 within 30 days of the third anniversary of the license agreement. After using and evaluating the Ah-I testing kits, Kubota concluded that the methodology is effective for their purposes, and paid the second payment of $150,000 on August 8, 2001, seventeen months prior to the required payment date. It is anticipated that this license agreement with Kubota will generate revenues from the sale of kits and from royalties.

        We have a 10 year agreement with Kubota that establishes Kubota as the exclusive marketing and distribution agent for our Ah-IMMUNOASSAY® Environmental Certification program in Japan. For the nine month period ended June 30, 2002, we recognized approximately $22,500 in license revenue under this agreement.

        On October 1, 2001, we entered into an applications research agreement with Kubota pursuant to which Kubota has paid us an aggregate of $350,000 to upgrade the Ah-I testing kits in accordance with the outline as proposed in the agreement. Under the terms of the agreement, we are required to compensate Kubota for its investment beginning in January 2003 based on sales of the Ah-I testing kits. As of June 30, 2002, Kubota had paid us $305,000 under the agreement which we have accounted for as other long-term liabilities.

        We are currently exploring other regional partnership opportunities in Asia and Europe as well. We are also currently exploring the possibility of an exclusive distributorship agreement with a pharmaceutical company for the sale of the Ah-I testing kits in Korea, Taiwan and Southeast Asia.

        We have also developed institutional partnerships with government agencies, industry associates and universities. We are a member of the Environmental Business Association of New York State, through which we are participating in the initial analysis of soil and sediment samples from the Hudson River as a part of the Hudson River PCB clean up project. We have also entered into an agreement with the New York State Energy Research and Development Authority whereby we have agreed to spend $360,000 for the development of extraction kits for our Ah-I testing kits and the Authority has agreed to reimburse us for up to 50% of such amount based upon our achieving certain criteria as set forth in the agreement. Furthermore, we are collaborating with the University of Leige in Belgium on the research and development of the testing of milk and blood samples using our Ah-I testing kits.

        In addition to our developed relationships, we have sold Ah-I testing kits to companies and government agencies in Belgium, the Czech and Slovak Republics, Denmark, Germany, New Zealand, Japan and the United States.

        On May 2, 2002, the Japanese Patent Office issued to us Patent #3253300 for our Ah-IMMUNOASSAY® methodology for the detection of dioxin and dioxin-like chemicals. This is the seventh patent related to our core technology, and the second in Japan.

        On June 26, 2002, we entered into a license agreement with Biosense Laboratories AS, a biotech company located in Bergen, Norway, for the exclusive license to distribute and sell our Ah-I testing kits in Europe. In addition, we signed a letter of intent with Biosense to develop joint marketing activities for the Ah-I testing kit and a joint marketing and sales agreement for the distribution and sale of

Biosense products in the United States. We plan to develop a one-year period trial sales agreement that will include certain milestones. Additionally, we have agreed to participate jointly with Biosense in the research and improvement of current methodologies for sample preparation and analysis, as well as improvement of kit components and packaging, through which we hope to introduce new technologies for high quality, user friendly and rapid representation in the environmental and consumer safety industries.

        On November 2, 1998, we entered into a license revocation agreement with Dow Chemical Company that modified the entirety of the license agreement, dated January 19, 1995, between us and Dow. Under the revocation agreement, we agreed to pay Dow 10% of all sublicense fees of the proprietary information which formed the basis of the license agreement and 10% of any net sales of any products derived from the proprietary information which are the subject of the license agreement. The maximum total value for any and all such payments shall not exceed $250,000. As of June 30, 2002, $102,437 has been accrued as payments due under this agreement.

        On July 1, 1991, we entered into an exclusive license agreement with the Cornell Research Foundation, Inc. ("CRF") for the exclusive license to make, have made, use or sell certain CRF licensed products throughout the world. This agreement pertains to the manufacture and sales of our Ah-I testing kits. This agreement stipulates that we will pay to CRF a royalty of 3% of the gross proceeds from the sale or use of the licensed product, net of certain discounts and other costs. As of June 30, 2002, $19,990 has been accrued as royalty payments due.

        Our herbal quality assurance product, BioFIT™, uses bioassays to test for biological activity in herbal, botanical, and other dietary supplement products as they relate to the structure function claims made on the product labels. In July of 2002, we acquired East West Herbs (USA) Ltd., a company that supplies herbal products to health practitioners. We are now the exclusive distributor of these products in the United States and Canada. East West Herb's signature products are marketed under the names "The Three Treasures" and "Women's Treasure." We plan to combine our BioFit quality assurance program with our herbal products business to distinguish the product and services we provide from those offered by our competitors. Additionally, we intend to leverage our relationship with nutritional experts in China to source additional suppliers and to provide our customers with a more complete product line.

Results of Operations

Three and nine months ended June 30, 2002 as compared to the three and nine months ended June 30, 2001

        Our net loss for the three and nine months ended June 30, 2002 was approximately $188,000 and $406,000, compared to approximately $387,000 and $960,000 for the three and nine months ended June 30, 2001, respectively. The decrease in our net loss was due to the decreases we made in operating expenses to reduce our expenses, primarily our payroll expenses. Revenues for the three months and nine months ended June 30, 2002 were approximately $66,000 and $230,000 compared to approximately $88,000 and $224,000 for the three months ended June 30, 2001. Operating expenses for the three months and nine months ended June 30, 2002 were approximately $235,000 and $593,000 compared to approximately $468,000 and $1,191,000 for the three months and nine months ended June 30, 2001.

        The decrease in operating expenses of approximately $233,000 (50%) and $598,000 (51%) for the three and nine months ended June 30, 2002, respectively, is due to a decrease in a number of expense categories, including, but not limited to payroll, office expense, consultant fees, depreciation and amortization. Our management team is operating with a modest staff and is focused on optimizing our resources, increasing our customer base and generating revenues.

Liquidity and Capital Resources

        As of June 30, 2002, we had a net working capital deficit of $1,573,000. In the cumulative period from our inception in 1990 until June 30, 2002, we have had a net loss from operations of $24,821,122. We believe that we can raise additional capital to support our operations until such time as the revenue stream is sufficient to realize positive cash flow. We also believe that additional financing coupled with our expected revenues from the Ah-I testing kits will enable us to increase sales, to further improve our operating efficiency and to continue our operations into the future.

        On January 10, 2001 and January 11, 2001, we issued two convertible promissory agreements in the amounts of $10,000 and $30,000, respectively, each bearing interest at the rate of 10% per annum. On February 16, 2001, we issued a third convertible promissory agreement in the amount of $50,000 bearing interest at the rate of 15% per annum. The agreements initially matured one year from the issuance date. Each holder may convert the agreements into shares of restricted common stock of the Company at any time up to and including the maturity date. The agreement in the amount of $50,000 expired on February 15, 2002 and was extended to mature on August 15, 2002 and further extended to mature on February 15, 2003. The agreement in the amount of $30,000 expired on January 10, 2002 and was extended to mature on July 10, 2002 and further extended to mature on July 10, 2003, and the agreement in the amount of $10,000 expired on January 9, 2002 and was extended to mature on July 9, 2002 and further extended to mature on July 9, 2003.

        On January 30, 2002, we issued a convertible promissory agreement for $60,000 bearing interest at the rate of 15% per annum. This agreement matured on July 29, 2002 and was extended to expire on January 30, 2003. The holder may convert the agreement into shares of restricted common stock of the Company at any time up to and including the maturity date.

        We are seeking investments in the aggregate of at least $1 million to strengthen our working capital position and are currently in discussions with interested parties. Our current monthly cash requirements in order to sustain meaningful operations are approximately $80,000. We have only generated modest revenues to date and therefore cannot assure that our current working capital and projected revenues will be sufficient to sustain our operations more than on a month-to-month basis. We are currently seeking investments to strengthen our working capital position. However, there can be no assurance that additional financing will be available on terms acceptable to the Company or at all.

        We will continue to evaluate the most cost effective means of raising any needed capital. There can be no assurance that additional financing will be available to us on acceptable terms or at all.

        We were unable to file this Quarterly Report on Form 10-QSB on a timely basis. We have determined that the primary cause for the delay was the resignation, for personal reasons in August 2002, of our chief financial officer. We are in the process of seeking to hire a replacement, but our search is ongoing and the post of chief financial officer currently remains vacant. Accordingly, until a replacement is found, we cannot be sure that we will be able to comply with future filing requirements or deadlines on a timely basis.

Related Party Advances

        BioSignia, Inc., our largest shareholder, has advanced interim funds of $310,677 to us for working capital purposes. We agreed to repay the funds advanced, together with any interest accrued at an annual rate of prime plus 2%, on or before September 1, 2002. This agreement was extended to March 1, 2003. As of June 30, 2002, a total of $360,727 had been advanced, including all accrued interest.

        On May 20, 2002, we issued a note pursuant to a promissory agreement for $20,000 to our Chief Executive Officer for advances made to the Company. This obligation matured on June 20, 2002 and has been extended on a month to month basis. The agreement bears interest at 15% per annum.

Subsequent Event

        On July 31, 2002, we purchased certain assets, subject to liabilities, of East West Herbs. As consideration for the purchase, we cancelled the note payable to us by East West Herbs with a remaining balance of approximately $383,450 plus all accrued interest. In addition, we received a new note for $80,000 from the individual guarantor of our note receivable from East West Herbs. The new note bears interest at prime plus 2% per annum from March 1, 2003 and matures on January 1, 2006. We had fully reserved our investment in East West Herbs and will record this transaction as a fully reserved asset.

Forward-Looking Statements

        Certain statements in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success of our operating plan, advertising and promotional efforts; the acceptance of our product offerings; the availability and terms of future financing; the costs associated with product liability insurance and compliance with government regulatory authorities, and other factors specifically referred to in this Form 10-QSB.

Risk Factors

        Development Stage Company.    We are a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." Since inception, we have been primarily engaged in the research and development of our testing kits and in raising capital.

        As a development stage enterprise, we have yet to generate significant revenues and have no assurance of substantial future revenues. We are subject to a number of risks that may affect our ability to become an operating enterprise or impact our ability to remain in existence, including risks related to successful development and marketing of our products, patent protection of our proprietary technology, government regulation, competition from substitute products (including technologies that may not yet have been developed), dependence on key employees and the need to obtain additional funds that may not be available to us.

        Limited Operating History and Net Operating Loss.    We have a limited operating history upon which an investor can evaluate our potential for future success. To date we have minimal revenues from operations and have no significant assets, tangible or intangible, other than the patents, technology, know how and license agreements disclosed herein. Although we have recently entered into a number of licensing agreements through which we are beginning to generate revenue, there can be no assurance that we will be able to generate additional revenue or be able to operate profitably in the future. Our business has been and may continue to be subject to the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including, but not limited to, the following:

  •
  limited capital;

  •
  delays in product development;

  •
  unforeseen difficulties in our manufacturing processes;

  •
  risks associated with obtaining governmental approval or failure to comply with governmental regulation with respect to our products; and

  •
  uncertain market acceptance of our products.

        Consequently, we may never be able to achieve or maintain profitable operations and we may encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

        As shown in the accompanying financial statements for the nine month period ended June 30, 2002, we incurred a net loss of approximately $406,000 and had a working capital deficit of approximately $1,573,000. There can be no assurance that we will operate profitably in the near future or at all.

        Future Capital Requirements.    The continued development and domestic and international marketing and distribution of our products will require a substantial commitment of funds. We are currently seeking an investment of at least $1 million to strengthen our working capital position and are currently in discussions with interested parties. If we are able to raise at least an additional $1 million in capital, we believe that, together with cash generated from operations, this amount would be sufficient to fund our operations until such time as revenues from operations are sufficient to realize positive cash flow. However, there can be no assurance that additional financing will be available on terms acceptable to us or at all or that we will be able to complete these efforts or produce the expected revenues. To the extent that the proceeds from the capital raising efforts and cash flow from operations fall short or are insufficient to fund our operations, we will continue to evaluate the most cost effective means of raising any needed capital. Current monthly cash requirements in order to sustain meaningful operations are approximately $80,000; however, our actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the cost of complying with regulatory requirements, the success of research and development efforts, the cost and timing of expansion of our sales and marketing activities, the progress of our distribution efforts, and the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, and other factors.

        Going Concern and Possibility of Bankruptcy.    In the event that we are not able to find additional investments to strengthen our working capital position, our ability to continue as a going concern will be uncertain. We may be forced to seek relief from our creditors under the bankruptcy laws, which may have a material adverse effect on our results of operations and financial position. (See Item 1, Financial Statements, Note 2—Going Concern).

        Government Regulation.    The manufacturing, processing, formulating, packing, labeling, licensing and marketing of our products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration, the Federal Trade Commission and the Consumer Product Safety Commission. Our products and activities are regulated by various federal, state and local governmental agencies in the states and countries where we distribute our products and in which our products are sold. Although we believe that we are in compliance with all existing regulations, we remain subject to the risk that, in one or more of our present or future markets, our products or marketing systems could be found not to be in compliance with applicable laws or regulations.

        In addition, we are unable to predict whether we will be able to comply with any new legislation or regulations or amendments to legislation and regulations that may be enacted in the future. New laws or regulations could require the redesign or reformulation of certain products to meet new standards or the recall or discontinuance of certain products not capable of redesign or reformulation. If we are unable to comply on a timely basis with all laws and regulations applicable to our products, it could have a material adverse effect on our business, operations and financial conditions.

        Competition in the Industry.    The business of developing, marketing and selling products like those that we offer is highly competitive. Numerous manufacturers, distributors and retailers compete actively for customers. Many of our competitors are substantially larger than we are and have greater financial resources. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful market of existing products and the introduction of new products.

        Product Liabilities.    Like other retailers, distributors and manufacturers of products that test for toxins and other bio assay testing systems and products that are ingested, we face the inherent risk of exposure to product liability claims in the event that the reliance on our products results or is believed to result in injury. We currently have $2 million of product liability insurance. However, there can be no assurance that the insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover any future liabilities.

        Intellectual Property Protection.    Our patents and trademarks are very important to the manufacturing, marketing and distribution of our products. We also rely upon trademarks, patents, know how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. However, we do not know whether we will be able to acquire or maintain patents in the United States and other countries in which we may conduct business. In addition, third parties may assert trademark, patent and other types of infringement or unfair competition claims against us. If forced to defend against any such claims, we may face costly litigation and diversion of technical and management personnel. Further, if our efforts to enforce our intellectual property rights are unsuccessful or if claims by third parties are successful, we may be required to pay financial damages or alter our business practices.

        Inability to Replace Chief Financial Officer.    Our chief financial officer resigned from his position due to personal reasons in August of 2002. We have been unable to find a replacement for our chief financial officer position and currently rely on the services of temporary financial personnel.

Item 3. Controls and Procedures

        The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our chief executive officer and acting principal financial officer, based upon their evaluation of the effectiveness of our "disclosure controls and procedures" within 90 days before the filing of this quarterly report, have concluded that our disclosure controls and procedures were effective for this purpose, except that we were not able to comply with our disclosure controls and procedures on a timely basis.

        As part of their evaluation, our chief executive officer and acting principal financial officer have determined that the primary cause for the delay was the resignation, for personal reasons in August 2002, of our chief financial officer. We are in the process of seeking to hire a replacement, but our search is ongoing and the post of chief financial officer currently remains vacant. We believe that hiring a replacement chief financial officer will allow us to adequately address these control matters. However, until a replacement is found, we cannot be sure that we will be able to comply with our disclosure controls and procedures on a timely basis.

        Except as noted above, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        In addition to routine litigation that is incidental to our business, we are a party to the following litigation:

        Hadyk, et al. V. John G. Babish, et al.: This case was commenced in New York State Supreme Court (Onondaga County) in June 1993 by certain persons, individually and doing business as In Vitro Bioanalytic Systems, against us, Dr. John G. Babish, a former officer and director of ours, and Edward Heslop, a founding shareholder of ours, primarily as an action for money damages and injunctive relief against us for alleged misappropriation of proprietary information and unfair competition. The plaintiffs allege, among other things, that in 1990, prior to our incorporation, a partnership had been formed with Messrs. Babish and Heslop to commercialize products that we were developing. Damages, an accounting and an injunction were being sought against us. By a decision dated September 14, 1994, the court dismissed certain of the plaintiff's claims against us while permitting a claim alleging unfair competition to proceed. Discovery had been temporarily stayed pending resolution of a motion for summary judgment brought by certain of our co-defendants. That motion was successfully and fully resolved, and the Court, on March 7, 2001, signed an order dismissing all of the plaintiff's remaining claims against us. In December 2001, the plaintiffs filed an appeal. On June 17, 2002, an order was received from the Appellate Court of New York that affirmed the Supreme Court ruling dismissing the case. The Appellate Court also affirmed the award of costs and disbursements in the amount of $5,276 to be paid to us by the plaintiff.

Item 6. Exhibits And Reports On Form 8-K

  (a)
  Exhibits

        See Exhibit Index for a list of exhibits filed with this report.

  (b)
  Reports on Form 8-K

        On August 15, 2002, we filed a Current Report on Form 8-K dated July 31, 2002 announcing the completion of our acquisition of East West Herbs (USA) Limited and the terms thereof and including the asset purchase agreement and the promissory note as exhibits.

SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 17, 2003

PARACELSIAN, INC.
By:	/s/ NORIYOSHI INOUE NoriYoshi Inoue President and Chief Executive Officer
By:	/s/ THOMAS D. LIVINGSTON Thomas D. Livingston Acting Principal Financial and Accounting Officer

CERTIFICATIONS

I, NoriYoshi Inoue, certify that:

  1.
  I have reviewed this quarterly report on Form 10-QSB of Paracelsian, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: January 17, 2003

By:	/s/ NORIYOSHI INOUE NoriYoshi Inoue President and Chief Executive Officer

I, Thomas D. Livingston, certify that:

  1.
  I have reviewed this quarterly report on Form 10-QSB of Paracelsian, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: January 17, 2003

By:	/s/ THOMAS D. LIVINGSTON Thomas D. Livingston Acting Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name	Location
2.1	Agreement and Plan of Merger, dated as of October 25, 1994, among the Company, Para Acquisition Corporation, Pacific Ventures, Inc., China Consultants, Inc., Pacific Liaisons, and the individuals listed therein.	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 25, 1994
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-44809) (the "1992 Registration Statement")
3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1998 filed on January 29, 1999 (the "1998 Form 10-KSB/A")
3.3	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 of the Company's 1992 Registration Statement
4.1	Promissory Note of the Company, dated as of June 28, 2002, payable to the order of Robert Eric Miller	Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed on August 15, 2002 (the "2002 Form 8-K")
4.2	Convertible Promissory Agreement, dated January 30, 2002, between the Company and Acquisitions Consulting Corp.	Filed herewith
4.3	Convertible Promissory Agreement, dated February 16, 2001, between the Company and Yasuo Kobayashi	Filed herewith
4.4	Convertible Promissory Agreement, dated January 11, 2001, between the Company and Acquisitions Consulting Corp.	Filed herewith
4.5	Convertible Promissory Agreement, dated January 10, 2001, between the Company and Floyd Hasselriis	Filed herewith
4.6	Form of Stock Certificate	Incorporated by reference to Exhibit 1.1 of the Company's Registration Statement on Form 8-A filed on July 19, 1993 (Registration No. 0-19844)

4.7	Form of Warrants to Purchase Common Stock	Incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (the "1996 Form 10-KSB")
4.8	Warrant Agreement, dated July 1993, between the Company and American Stock Transfer & Trust Company	Incorporated by reference to Exhibit (4)(b) of the Company's Registration Statement on Form S-3 filed on September 8, 1993 (Registration No. 33-65782)
10.1	Asset Purchase Agreement, dated as of June 28, 2002, between the Company and East West Herbs (USA) Limited	Incorporated by reference to Exhibit 2.1 of the Company's 2002 Form 8-K
10.2	License Agreement, dated June 20, 2002, between the Company and Biosense Laboratories AS	Filed herewith
10.3	Applications Research Agreement, dated October 1, 2001, between the Company and Kubota Corporation	Filed herewith
10.4	License Agreement, dated January 21, 2000, between the Company and Kubota Corporation	Filed herewith
10.5	Stock Purchase Agreement, dated as of December 15, 1998, between the Company and John A. Williams	Incorporated by reference to Exhibit 10.3 of the Company's 1998 Form 10-KSB/A
10.6	License Revocation Agreement, dated November 2, 1998, between the Company and The Dow Chemical Corporation	Filed herewith
10.7	Stock Purchase Agreement, dated January 14, 1998, among the Company and Biomar International, Inc.	Incorporated by reference to Exhibit 10.1 of the Company's 1998 Form 10-KSB/A
10.8	Distribution Agreement, dated October 30, 1998, between the Company and R.P. Scherer North America	Incorporated by reference to Exhibit 10.4 of the Company's 1998 Form 10-KSB/A
10.9	Registration Rights Agreement, dated as of January 14, 1998, between the Company and Biomar International, Inc.	Incorporated by reference to Exhibit 10.2 of the Company's 1998 Form 10-KSB/A
10.10	Secured Loan Agreement, dated April 9, 1996, among the Company, East West Herbs Limited, Robert Eric Miller and Alice Elizabeth Lyon	Incorporated by reference to Exhibit 10.9 of the Company's 1996 Form 10-KSB
10.11	Option Agreement, dated April 9, 1996, among the Company, East West Herbs Limited, Robert Eric Miller and other vendors listed therein	Incorporated by reference to Exhibit 10.10 of the Company's 1996 Form 10-KSB

10.12	Exclusive Licensing Agreement, dated April 1, 1996, between the Company and Calbiochem-Novabiochem International	Incorporated by reference to Exhibit 10.11 of the Company's 1996 Form 10-KSB
10.13	Lease Agreement, dated as of February 31, 1996, between ParaComm, Inc. (sic) and Cornell University c/o Sibley Real Estate Services, Inc.	Incorporated by reference to Exhibit 10.4 of the Company's 1996 Form 10-KSB
10.14
	Public Health Services Cooperative Research and Development Agreement, dated December 18, 1995, between the Company and the Laboratory of Tumor Cell Biology, Division of Basic Science of the National Cancer Institute	Incorporated by reference to Exhibit 10.8 of the Company's 1996 Form 10-KSB
10.15	License Agreement, dated January 19, 1995, between the Company and Dow Environmental	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995
10.16	Agreement, dated September 23, 1994, between the Company and IDEXX Laboratories Corp.	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 25, 1994
10.17	Assignment Agreement, dated as of December 1, 1991, between the Company and John F. Babish	Incorporated by reference to Exhibit 10.3 to the Company's 1992 Registration Statement
10.18	Exclusive License Agreement, dated as of July 1, 1991, between the Company and Cornell Research Foundation, Inc.	Incorporated by reference to Exhibit 10.1 of the Company's 1992 Registration Statement
10.19	Amended 1991 Stock Option Plan and Form of Stock Option Contracts	Incorporated by reference to Exhibit 10.4 of the Company's 1992 Registration Statement
99.1	Certification of NoriYoshi Inoue, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
99.2	Certification of Thomas D. Livingston, Acting Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

QuickLinks

PARACELSIAN, INC. TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Paracelsian, Inc. and Subsidiary (A Development Stage Company) Consolidated Balance Sheet June 30, 2002 (Unaudited)
Paracelsian, Inc. and Subsidiary (A Development Stage Company) Consolidated Statements of Operations For the Three and Nine Months Ended June 30, 2002 and 2001 and the Cumulative Period From Inception to June 30, 2002 (Unaudited)
Paracelsian, Inc. and Subsidiary (A Development Stage Company) Consolidated Statements of Cash Flows For the Nine Months Ended June 30, 2002 and 2001 and the Cumulative Period From Inception to June 30, 2002 (Unaudited)
Paracelsian, Inc. Notes to Consolidated Financial Statements June 30, 2002 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits And Reports On Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX